Form 10-Q
period 1995-01-31
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1995-03-16
CIK 794566

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ____________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended January_31,_1995

     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ___________________
     Commission File Number: 33-35664


                     EQUIPMENT_LEASING_CORPORATION_OF_AMERICA
             (Exact name of registrant as specified in its charter)

DELAWARE                                              23-2408914
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)


            Suite_76,_501_Silverside_Road,_Wilmington,_Delaware_19809_
           (Address of principal executive offices)        (Zip Code)

                                 (302)-798-2335
                           (Toll_Free:__1-800-523-5644)
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 15, 1995: $1.00_par_value_common_stock_-_1,000_ shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

10-Q

                    EQUIPMENT LEASING CORPORATION OF AMERICA

                                      Index


Part I.  Financial_Information                                    Page_Number

    Item 1. Financial Statements

         Balance Sheets as of January 31, 1995
         (unaudited) and April 30, 1994                                1

         Statements of Operations; For the
         nine months ended January 31, 1995 and 1994
         and three months ended January 31, 1995
         and 1994 (unaudited)                                          2

         Statement of Changes in Shareholder's Equity;
         For the nine months ended January 31, 1995                    3
         (unaudited)

         Statements of Cash Flows For the
         nine months ended January 31, 1995 and 1994
         (unaudited)                                                   4

         Notes to Financial Statements                                 5

    Item 2. Management's Narrative Analysis of
         The Results of Operations as Permitted
         by General Instruction H(1)(A) and (B)                        7

Part II. Other_Information

    Item 5.  Other Information                                         9

    Item 6.  Exhibits and Reports on Form 8-K                          9

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                                      BALANCE SHEETS
                                        ____________

    ASSETS                          January_31,_1995         April_30,_1994
                                      (unaudited)
Direct finance leases:
    Aggregate future amounts
     receivable under lease
     contracts                        $16,823,638              $17,966,429
    Estimated residual value
     of equipment                       1,829,060                1,905,976
Less:
    Unearned income under
     lease contracts                   (3,078,874)              (3,413,082)
    Advance payments                   __(514,758)              __(498,884)
                                       15,059,066               15,960,439
    Allowance for doubtful
     lease receivables                 __(478,754)              (1,001,880)
                                       14,580,312               14,958,559

Due from parent                         4,070,185                2,500,816
Cash                                    1,434,637                7,587,864
Investment in U.S. Government
 Securities (at amortized cost)         6,790,587                      ---
Other assets                           ___402,404               ___438,150

    TOTAL ASSETS                      $27,278,125              $25,485,389

LIABILITIES

Amounts payable to
 equipment suppliers                       $8,749                   $8,749
Accrued expenses and other
 accounts payable                          67,026                   90,708
State income taxes                          8,401                    8,401
Demand, Fixed Rate and
 Money Market Thrift
 Certificates                          23,596,406               21,810,991
Accrued interest payable               _2,334,716                2,094,330
                                       26,015,298               24,013,179

    SHAREHOLDER'S EQUITY

Common stock $1 par value,
 1,000 shares authorized,
 issued and outstanding                     1,000                    1,000
Additional paid - in capital              999,000                  999,000
Retained earnings                      ___262,827                __472,210
                                       _1,262,827                1,472,210
    TOTAL LIABILITIES AND
    SHAREHOLDER'S EQUITY              $27,278,125              $25,485,389

                                  SEE ACCOMPANYING NOTES
                                            1

                                                          EQUIPMENT LEASING CORPORATION OF AMERICA
                                                                  STATEMENTS OF OPERATIONS

                                               For the Nine Months Ended January 31,      For the Three Months Ended January 31,
                                                  ___1995___       ___1994___                 ___1995___       ___1994___
                                                  (unaudited)      (unaudited)                (unaudited)      (unaudited)
Revenue:

Income earned under
  direct finance lease contracts                 $2,202,991        $2,277,751                 $  695,210       $  755,214

Total revenue                                     2,202,991         2,277,751                    695,210          755,214
Costs and expenses:
Interest expense, net                             1,002,069         1,191,281                    328,219          412,003

General and administrative expenses                 790,232           757,736                    256,207          259,197

Provision for doubtful lease receivables            620,073           422,540                    268,887          142,905

    Total costs and expenses                      2,412,374         2,371,557                    853,313          814,105

Loss before provision
  for income tax expense                           (209,383)          (93,806)                  (158,103)         (58,891)

Provision for income tax expense
 - Federal (See Note 2)                                 ---               ---                        ---              ---
 - State                                                ---               ---                        ---              ---

Loss                                             $(209,383)        $ (93,806)                 $(158,103)       $ (58,891)







                                                                SEE ACCOMPANYING NOTES
                                                                          2

                                 EQUIPMENT LEASING CORPORATION OF AMERICA
                               STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

                              ___Common_Stock__
                              ($1.00 Par Value)
                                 1,000 shares
                              ____Authorized__      Additional                  Total
                                No. of shares       Paid-In        Retained      Shareholder's
                              Issued    Amount_     Capital___     Earnings      Equity_______

Balance, April 30, 1994       1,000     $1,000      $999,000       $472,210      $1,472,210

Loss for the
nine month period
ended January 31, 1995
(unaudited)                      --         --            --       (209,383)       (209,383)
                              _____     ______      ________       ________      __________

Balance, January 31, 1995     1,000     $1,000      $999,000       $262,827      $1,262,827
(unaudited)





























                                          SEE ACCOMPANYING NOTES

                     EQUIPMENT LEASING CORPORATION OF AMERICA
                             STATEMENTS OF CASH FLOWS
                      For the Nine Months Ended January 31,


                                             ___1995___       ___1994___
                                             (unaudited)      (unaudited)
OPERATING_ACTIVITIES
Loss                                         $ (209,383)      $  (93,806)
Adjustment to Reconcile Loss to Net Cash
    from Operating Activities:
  Amortization of Deferred Debt Expenses        182,088          121,969
  Provision for doubtful lease receivables      620,073          422,540
Effects of Changes
  in other Operating Items:
  Accrued Expenses                              (23,682)         (16,402)
  Accrued Interest                              240,386          289,713
  Other (net)                                __(146,342)      __(206,891)
Net Cash From Operating Activities           ___663,140       ___517,123

INVESTMENT_ACTIVITIES
Excess of Cash Received
  Over Lease Income Recorded                  4,866,789        4,531,646
Receipt of Advance Payments                     138,314           82,434
Purchase of Equipment
  for Direct Finance Leases                  (5,246,929)      (4,715,628)
Investment in U.S.
  Government Securities                      (6,790,587)_     _______---
Net Cash Used in
  Investing Activities                       (7,032,413)      __(101,548)

FINANCING_ACTIVITIES
Proceeds from Issuance
  of Demand and Fixed Rate Certificates       7,826,763        7,126,135
Proceeds (repayments) from
  borrowings from Walnut                     (1,569,369)      (1,153,373)
Redemption of Demand, Fixed
  Rate, and Money Market Thrift
  Certificates                               (6,041,348)      (3,573,408)
Net Cash Provided by
  Financing Activities                       ___216,046       _2,399,354

Increase (Decrease) in Cash                  (6,153,227)       2,814,929
  Cash, Beginning of Year                    _7,587,864       _4,262,498
  Cash, End of Period                        $1,434,637       $7,077,427



                              SEE ACCOMPANYING NOTES
                                        4

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                     Notes to Interim Financial Statements
                  Nine Months Ended January 31, 1995 and 1994

1.  FINANCIAL STATEMENT PRESENTATION

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto as of April 30, 1994. The accompanying financial statements have not been audited by independent accountants, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the results of operations and are not necessarily indicative of the results to be expected for the full year.

2.  ACCOUNTING POLICIES

    Accounting_for_Leases

    Equipment Leasing Corporation of America ("ELCOA")'s lease contracts provide for total noncancellable rentals which exceed the cost of leased equipment and, accordingly, are accounted for as direct finance leases. At inception, ELCOA records the gross lease receivable, the estimated residual value of the leased equipment, and the unearned lease income. The unearned lease income represents the excess of the gross lease receivable at inception of the contract plus the estimated residual value over the cost of the equipment being leased. ELCOA utilizes the "effective" or interest method in recognizing the remainder of unearned income. For leases originated after April 30, 1988, the Company has changed its method of accounting to conform with the requirements of FAS No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Under this method a portion of the initial direct costs as defined by FAS No. 91 ($207,219 and $181,371 for the nine months ended January 31, 1995 and 1994, respectively), were accounted for as part of the Investment in Direct Financing Leases. Unearned income is earned and initial direct costs are amortized to income using the effective method over the term of the lease.

    ELCOA provides a provision for doubtful accounts based upon a periodic review (not less than quarterly) of its outstanding lease portfolio, and provides a direct charge against operations to increase the amount of stated reserves for uncollectable accounts. Any writeoffs of uncollectable leases reduce the stated amount of ELCOA's reserves. Write-offs of delinquent leases totaled $1,143,199 and $348,503 during the nine month periods ended January 31, 1995 and 1994, respectively, while ELCOA increased these reserves by charges of $620,073 and $422,540 during the nine month periods ended January 31, 1995 and 1994, respectively.

    Income_Taxes

    Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

    The net deferred tax asset as of May 1, 1994 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

         Operating lease method vs. direct financing method    $1,507,000
         Provision for doubtful lease receivables                 391,000
         Other                                                 (___25,000)
         Net deferred tax asset                                 1,873,000
         Valuation allowance                                   (1,873,000)
         Net deferred tax asset after valuation allowance      $     ----

    A valuation allowance was considered necessary since it is more likely than not that the Company will not realize the tax benefits of the deductible differences.

    The Company will be included in the consolidated federal income tax return of its parent, Walnut Equipment Leasing Co., Inc. Based on a tax allocation agreement, current federal taxes otherwise refundable (payable) under a separate company computation will be received from (paid to) its parent.

    For the nine months ended January 31, 1995 and 1994, the provision for federal and state income taxes consists of:

                          Nine Months Ended January 31,
                          ___1995__        ___1994__
         Current          $435,697         $279,385
         Deferred         (435,697)        (279,385)
                          $    ---         $    ---

    The deferred tax benefit is the change in the net deferred tax asset arising from the available carry-back claim from its parent.

    Other_Assets_and_Liabilities

    Amounts payable to equipment suppliers in the amount of $8,749 as of January 31, 1995 represents holdbacks from suppliers of equipment as additional security for performance by the underlying lessee on the related lease contract, and are payable at the termination of the contracts based upon the lessee's compliance with terms of the lease contract.

    Other assets at January 31, 1995 include $402,116 in deferred expenses, net of amortization, representing costs directly related to the Company's registration and solicitation of Demand, Fixed Rate and Money Market Thrift Certificates. Registration expenses of $94,306 at January 31, 1995 are being amortized on a straight-line basis over the estimated average lives of the debt to be issued under the registration statement. Amortization of these deferred registration expenses and solicitation costs charged to income during the nine month periods ended January 31, 1995 and 1994 were $182,088 and $121,961, respectively. Also, $307,810 in commissions paid for sale of the Demand, Fixed Rate and Money Market Thrift Certificates included in Other Assets at January 31, 1995 are being amortized over the life of each respective certificate sold.

                    EQUIPMENT LEASING CORPORATION OF AMERICA
           Management's_Narrative_Analysis_of_The_Results_of_Operations
               as_Permitted_by_General_Instruction_H(1)(A)_and_(B)


    Results_of_Operations_for_the_Nine_Months_ended_January_31,_1995_and_1994.

    Revenues of $2,202,991 and $2,277,751 were recognized during the nine months ended January 31, 1995 and 1994 respectively. Revenues decreased $74,760 or 3.28% as a result of the decrease in outstanding aggregate future receivables during these periods. The Company utilizes the "effective" method in recognizing income from deferred income on its direct finance lease portfolio. For a more detailed discussion of the manner in which income is computed and recognized, see Footnote 2 to the Financial Statements. During the nine month periods ended January 31, 1995 and 1994, $6,860,033 and $6,187,213, respectively, in new gross finance lease receivables were added to the portfolio of outstanding leases, corresponding to equipment purchases of $5,246,929 and $4,715,628, respectively. Unearned income under direct finance leases reflected a net decrease of $334,208 and $550,583 during the nine months ended January 31, 1995 and 1994, respectively, which resulted from a decrease in the aggregate amount of outstanding direct financing leases. Management attributes the increase in new leases generated during the nine month period ended January 31, 1995 to additional equipment purchases available for purchase from its parent, Walnut.

    Amounts paid under the service contract for lease origination in the amounts of $207,219 and $181,371, respectively, were capitalized in accordance with FAS No. 91 during the nine months ended January 31, 1995, and 1994. See Footnote 2 to the Financial Statements for the nine month interim period ended January 31, 1995.

    General and administrative expenses for the nine month periods ended January 31, 1995 and 1994 were $790,232 and $757,736, respectively. Included in these expenses were $494,215 and $510,556, respectively, in monthly servicing fees which are to reimburse Walnut for the servicing and administration of ELCOA's outstanding leases which are charged at $6.50 per account per month. As of January 31, 1995 and 1994, there were 8,158 and 8,662 direct finance leases outstanding, respectively. Also included in general and administrative expenses for the nine months ended January 31, 1995 and 1994 are $182,088 and $121,961, respectively, which represents the amortization of the deferred registration and solicitation expenses which are included in "Other Assets" on the Balance Sheet at January 31, 1995 and 1994. See Footnote 2 to the Financial Statements for a more detailed discussion of the calculation of the amortization expense. ELCOA paid Walnut $19,500 during each of the nine month periods ended January 31, 1995 and 1994, for bookkeeping fees. These fees are to reimburse Walnut for the routine bookkeeping functions performed for ELCOA and are charged at $500 per week. Also included in general and administrative expenses were $73,359 and $81,461, respectively, in transfer service fees paid to Financial Data, Inc., an affiliate. These expenses approximate the actual costs incurred in the services performed, which decreased during fiscal 1994 as a result of lower costs incurred by Financial Data, Inc.

    For the nine months ended January 31, 1995 and 1994, ELCOA recognized expenses of $620,073 and $422,540, respectively, for its doubtful lease receivable provision. See Footnote 2 to the Financial Statements. This provision was recognized in order to maintain an adequate allowance, based upon management's belief and historical experience, for anticipated delinquencies and impairments from doubtful direct finance lease receivables outstanding as of January 31, 1995 and 1994. During the nine months ended January 31, 1995, ELCOA conducted an extensive review of the collectibility of all past due accounts, and increased the amount of write-offs in those situations where further costs in pursuing legal remedies in collection were considered to be unwarranted.

    As a result, past due accounts four or more monthly payments past due (on a strict contractual basis) as of January 31, 1995 were $4,508,437 or 26.8% of the $16,823,638 in aggregate future lease receivables outstanding at that date. These delinquencies decreased $847,784 or 15.8% from the amount of $5,356,221 (29.8% of aggregate receivables) at April 30, 1994. Management is continuing its efforts in pursuit of collections of all past due lease receivables.

    During the nine months ended January 31, 1995 and 1994, ELCOA incurred $1,002,069 and $1,191,281, respectively in interest expense (net) on the Demand, Fixed Rate and Money Market Thrift Certificates. Accrued interest thereon of $2,334,716 and $1,961,399, respectively, were outstanding at January 31, 1995 and 1994. These expenses were reduced by interest income of $520,412 and $259,563, respectively during the nine months ended January 31, 1995 and 1994. The increase in interest income during the nine months ended January 31, 1995 is attributable in part to ELCOA's investment in short-term U.S. Government treasury bills, having maturities of six months or less. The interest rate on six month U.S. Treasury bills was 6.24% at January 31, 1995 which represents an increase of 97% over the 3.16% rate on similar securities at January 31, 1994. As such, the Company's interest income reflects an increase of approximately 100% during the nine months ended January 31, 1995. The average rates of interest paid on the Certificates (including accrued interest thereon) during these periods were approximately 8.2% and 8.9%, respectively, during the nine month periods ended January 31, 1995 and 1994. Effective January 1, 1991, ELCOA and Walnut, its parent, agreed to pay each other interest on any intercompany advances during each month. Interest will be charged at a rate equal to 2% above the prevailing "prime" rate of interest at Meridian Bank, Reading, Pennsylvania. During the nine months ended January 31, 1995 and 1994, ELCOA recognized $245,663 and $143,680, respectively, as interest income under this agreement.

    During the nine month periods ended January 31, 1995 and 1994, ELCOA recognized no provisions for state income taxes, or federal income taxes. See Footnote 2 to the Financial Statements.

    Capital_Resources_and_Liquidity

    ELCOA has financed its growth to date primarily from the proceeds of sale of its debt securities, as well as from rental receipts from its outstanding lease portfolio. To date ELCOA has not experienced any difficulty in financing the purchase of new equipment for lease.

    Taking into consideration new lease business, cash and unhypothecated leases on hand, anticipated sales and redemptions of debt securities, and other resources, it is management's opinion that its cash will be sufficient to conduct its business and meet its anticipated obligations during the current fiscal year. No assurance can be given that the anticipated level of sales of its offering of Demand and Fixed Rate Certificates will be attained. Sales of these Certificates were suspended from the beginning of November, 1994 until January 6, 1995, after declaration of effectiveness of a post-effective amendment to update the disclosures concerning the change in the Company's independent accountants during the period. See Item 5 to this report. Redemptions during the nine months ended January 31, 1995 increased as a result of increased short-term certificates outstanding, an increase in market interest rates in general in comparison to the increased rates being offered on ELCOA's Certificates and the suspension of new Certificate sales as noted. See the Statement of Cash Flows on page 4 of this report for an analysis of the sources and uses of cash by ELCOA during the nine month periods ended January 31, 1995 and 1994.

Item 5. Other Information

    Post-Effective Amendment Number 2 to Form S-2 (SEC Registration Number 33-65814) relating to $29,000,000 in principal amount of Demand and Fixed Rate Certificates was filed with the Securities and Exchange Commission on December 23, 1994 and declared effective on January 6, 1995. The sale of these securities had been suspended after ELCOA was notified by Glickman, Berkovitz Levinson & Weiner, its former accountants of its filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. ELCOA's Board of Directors approved the engagement of the accounting firm of Cogen Sklar Levick, Bala Cynwyd, PA., on December 8, 1994 to reissue the auditor's opinion on the financial statements for the three fiscal years ended April 30, 1994. Subsequent to January 6, 1995, ELCOA recommenced the offering of these securities to the public.



Item 6. Exhibits_and_Reports_on_Form_8-K

    Reports_on_Form_8-K

    Reports on Form 8-K and 8-K/A filed during the three months ended January 31, 1995, were filed on November 4, 1994, December 18, 1994, and January 6, 1995, relative to the change in ELCOA's independent accountants.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EQUIPMENT_LEASING_CORPORATION_OF_AMERICA
                                  (Registrant)




                                  S/William_Shapiro_______________________
                                  William Shapiro,  President and
                                  Chief Financial Officer



March_16,_1995
     Date