Form 10-K405
period 1995-04-30
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1995-07-28
CIK 794566

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended APRIL 30, 1995 Commission file number 33-23211

                    EQUIPMENT LEASING CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

          DELAWARE                             23-2408914
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)

              501 SILVERSIDE ROAD, STE. 76, WILMINGTON, DE  19809
              (Address of principal executive offices)  (Zip Code)

    Registrant's telephone number, including area code (302) 798-2335 Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X /   No /   /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

         No voting stock is held by non-affiliates of the Registrant.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of June 30, 1995, there were 1,000 shares of the Registrant's common stock, $1.00 par value, outstanding. The Registrant has no other classes of common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J 1(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

ITEM 1. BUSINESS

    Equipment Leasing Corporation of America ("ELCOA" or the "Company") was incorporated in Delaware on May 6, 1986. The Company was organized primarily to acquire general commercial and industrial equipment for lease throughout the United States. The leases have durations of one to five years. As of April 30, 1995, the Company had 7,964 direct finance leases outstanding which have an average initial term of approximately 35 months, and an average remaining lease balance of approximately $2,080.

    On May 23, 1986, ELCOA commenced operations through the issuance of all of its outstanding common stock in exchange for approximately $1,000,000 of equipment and related leases with its parent, Walnut Equipment Leasing Co., Inc. ("Walnut"). The Company has a right of first refusal to purchase new equipment and related leases which Walnut wishes to sell under an Option Agreement, dated May 23, 1986. The Option Agreement also provides that the Company will pay Walnut an amount equal to 4% of the initial equipment cost as a fee, and reimburse any commissions paid to outside independent brokers.
This fee was 3% from March 1, 1992 through May 31, 1992. See Footnote 1 to the Financial Statements. Walnut will reduce the purchase price by the amount of any funds received through advance rentals, prepayments, or security deposits received from the lessee of the equipment prior to the assignment of the lease and transfer of title to the Company. ELCOA's primary business purpose differs from Walnut in that ELCOA was formed to finance a portfolio of lease contracts and equipment while Walnut is primarily engaged in the business of originating, selling, and servicing equipment lease contracts.

    Under a Servicing Agreement dated May 23, 1986, (the "Agreement"), Walnut performs all invoicing, collection, processing and other administrative functions relating to all rentals received on the Company's behalf. In consideration for these services, the Company pays Walnut a monthly servicing fee of $6.50 for each lease account administered which is outstanding at the end of each calendar month. Walnut also retains any late charges collected under terms of the leases to reimburse it for its legal costs associated with collecting delinquent lease balances. Walnut does not guarantee, either conditionally or unconditionally, the collectibility of rentals due from the lessees. In addition, the Company pays Walnut $500 weekly to perform all routine bookkeeping and accounting functions. Management believes these transactions are on terms at least as favorable as those that the Company would receive from unrelated parties.

ITEM 2.  PROPERTIES

    ELCOA leases office space and conference room facilities at 501 Silverside Road, Wilmington, Delaware. The lease for this space terminates on August 31, 1995, and may be extended beyond that date on a month to month basis with 60 days notice by either landlord or tenant required to terminate it.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not required in accordance with General Instruction J to Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

    None.

ITEM 6.  SELECTED FINANCIAL DATA

    Not required in accordance with General Instruction J to Form 10-K.

ITEM 7. MANAGEMENT'S NARRATIVE DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE YEARS ENDED APRIL 30, 1995

    Management's discussion and analysis of financial condition and results of operations should be read in conjunction with ELCOA's financial statements and notes thereto appearing elsewhere herein. As regards transactions with affiliates, see Note 8 to the Financial Statements.

    ELCOA began operations on May 23, 1986 by the assignment of approximately $1,000,000 in equipment and related leases from Walnut in exchange for all of ELCOA's outstanding common stock. During the fiscal years ended April 30, 1995, 1994, and 1993, new equipment purchases for lease were $7,321,620, $6,680,452, and $8,212,927, with earned revenues recognized from direct finance leases totaling $2,945,151, $3,009,864, and $3,057,645, respectively. Revenues decreased during the fiscal year ended April 30, 1995 and 1994 as a result of the decrease in new leases generated during the year or reduction in the amount of leases outstanding in comparison to the prior year. During the three fiscal years ended April 30, 1995 the Company's cost of operations were funded from rentals collected. Net proceeds from the sale of debt securities were used exclusively for the purchase of equipment for lease during the fiscal year ended April 30, 1993. The increase in cash during the fiscal year ended April 30, 1994 was attributed to an increase in cash received from lease collections and a decrease in new equipment purchases. Cash increased during fiscal 1995 as a result of increased sales of debt securities with the resulting investment of excess funds in U.S. Treasury bills while awaiting investment in new leases.

    Lease origination expenses, which represent fees incurred in the acquisition of new lease receivables from Walnut, are 4% of the equipment costs acquired by ELCOA from Walnut, plus any commissions paid to vendors and outside leasing brokers. During the period between March 1, 1992, and May 31, 1992, these costs were 3% of the equipment cost. Such expenses were capitalized during the fiscal years ended April 30, 1995, 1994 and 1993, respectively. See Footnote 1 to the Financial Statements for a discussion of Financial Accounting Standards Board Statement No. 91 and its impact on operations, and for a discussion regarding the expenditures for lease origination expenses for the years ended April 30, 1995, 1994 and 1993.

    For the fiscal years ended April 30, 1995, 1994, and 1993, ELCOA incurred $1,054,460, $1,031,825, and $1,011,186 in general and administrative expenses, respectively. Monthly servicing and bookkeeping fees paid to Walnut in the amounts of $676,228, $704,522, and $654,732, respectively, were a primary component of general and administrative expenses. Also included in the general and administrative expenses were $247,561 $188,209, and $185,138, respectively, of amortization of the deferred debt registration and solicitation expenses, including commissions paid on account of sales of Demand and Fixed Rate, Certificates (the "Debentures" or "Certificates").
Fees paid to Financial Data, Inc., a registered transfer agent and affiliate of the Company, for transfer agent services rendered in connection with the Demand, Fixed Rate, and previously issued Money Market Thrift Certificates, were $99,595, $105,334, and $116,994 for the fiscal years ended April 30, 1995, 1994, and 1993, respectively. These expenses decreased since fiscal 1993, as a result of Financial Data, Inc. passing through its cost savings in providing these services to ELCOA. Overall general and adminstrative costs increased 2.2% comensurate with an increase in recognized commission expenses associated with the sale of Certificates. See also Footnote 8 to the Financial Statements appearing herein. In the event that Walnut should cease operations or be unable to fulfill its obligations in originating and servicing of ELCOA's leases, ELCOA's costs to perform these services from unaffiliated parties might increase, reducing profitability.

    An allowance for doubtful direct finance lease receivables is maintained at a level management considers adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expenses and reduced by chargeoffs. ELCOA recorded provisions for doubtful lease receivables of $1,229,845, $707,162, and $566,570 for the fiscal years ended April 30, 1995,
1994, and 1993, respectively, resulting from increases in the aggregate amount of lease receivables, equipment on lease, and delinquent accounts during these fiscal years. During the nine month period ended January 31, 1995, ELCOA conducted an extensive review of the collectibility of all past due accounts, and increased the amount of write-offs in those situations where further legal costs in pursuit of collection were considered to be unwarranted. ELCOA believes that its loss experience and delinquency rate are reasonable for its operations. ELCOA's rates charged on its leases tend to be higher than industry averages due to the relative lack of competition in small-ticket leasing. The higher rates are intended to offset the increased credit risks and processing costs associated with small-ticket leases. Although ELCOA's loss experience over the past five years measured as a percentage of net charge-offs to average lease receivables outstanding is consistent with industry averages, its delinquency rate is higher than industry averages because of its market, i.e. primarily small to medium sized businesses. In addition, delinquent receivable balances appear higher than industry average because of the ELCOA's decision to pursue delinquent lessees until all collection efforts have been completely exhausted.

    During the fiscal years ended April 30, 1995, 1994, and 1993, ELCOA incurred $2,056,162, $1,937,063, and $1,574,513, in interest expense, respectively, on average debt (including accrued interest thereon) of $25,258,751, $22,287,797 and $16,934,395, respectively, based upon the amounts of debt outstanding computed on a quarterly basis. Average interest rates on average outstanding debt, including accrued interest, but excluding income from interest on excess funds in the amounts of $741,671, $374,025, and $253,967, respectively, were 8.1%, 8.6%, and 9.3%, respectively, during these periods. Overall market interest rates in general decreased during fiscal 1995 and 1994. Management attributes the decrease in net income during fiscal

1994 in large part to the differential in rates it paid on its excess cash balances in relation to interest income earned from these funds while awaiting investment in new leases. During fiscal 1995, excess funds were invested in short-term U.S. Treasury bills with maturities of six months or less, yielding higher returns than those previously invested at bank money-market rates. Rates on Certificate sales during fiscal 1995 decreased in an effort to minimize the creation of additional excess cash. As new lease volume increases, ELCOA will utilize excess cash to fund new equipment purchases. Total debt includes all of the outstanding Demand, Fixed Rate, and Money Market Thrift Certificates issued by ELCOA, and accrued interest thereon.

    During the fiscal years ended April 30, 1995, 1994, and 1993, ELCOA recognized provisions for state income taxes in the amounts of $360, $0, and $928, respectively, on its net income (loss). No provisions for federal income taxes were necessary, as a result of the benefit of Walnut's net operating loss carryforwards.

    ELCOA's revenue is set at the time a given lease contract is executed. Consequently, inflation is not expected to impact revenue subsequent to the inception of any given lease. In addition, inflation does not have a material effect on ELCOA's operating expenses as they are fixed based upon the Agreement with Walnut.

    As noted in the Statements of Cash Flows on pages 11 and 12, sales of Demand and fixed Rate Certificates have increased over the three fiscal years ended April 30, 1995, along with a corresponding increase in the redemption of these securities at their respective maturities. In the event that future redemptions of Certificates exceed future sales of the Certificates to be offered, ELCOA may utilize its excess cash to repay such borrowings. ELCOA believes that it has sufficient cash resources to meet its normal operating requirements during the fiscal year ending April 30, 1996.

    To the extent that ELCOA is able to obtain funds either through future sales of Certificates or from other sources at fixed interest rates, inflation will have no impact over the term of any given borrowing. However, to the extent that the borrowings would be at variable interest rates, inflation may have a significant adverse impact on ELCOA's operations through increased costs of borrowing. The increased reliance on variable rate borrowings resulting from sales of the Certificates subjects ELCOA to increased exposure to inflation because of the risk of increased interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements.                                   Page
                                                                 ----
Independent Auditor's Report.                                     6

Balance Sheets as of April 30, 1995 and 1994.                     7-8

Statements of Operations for the years ended April 30,            9
1995, 1994 and 1993.

Statement of Changes in Shareholder's Equity for the years       10
ended April 30, 1995, 1994 and 1993.

Statements of Cash Flows for the years ended April               11-12
30, 1995 and 1994, and 1993.

Notes to Financial Statements                                    13

See Item 14 on page 20 for Index of Financial Statement Schedules

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholder of Equipment Leasing Corporation of America


We have audited the accompanying balance sheets of Equipment Leasing Corporation of America (a wholly-owned subsidiary of Walnut Equipment Leasing Co., Inc.) as of April 30, 1995, and 1994 and the related statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended April 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The accompanying financial statements have been prepared from the separate records maintained by Equipment Leasing Corporation of America. However, these may not necessarily be indicative of the financial condition that would have existed or the results of operations if the Company had been operated as an unaffiliated entity. As discussed in Note 8 to the financial statements, certain expenses represent allocations made from or transactions with related parties. Further, our opinion dated July 7, 1995 on the consolidated financial statements of Walnut Equipment Leasing Co., Inc. and subsidiaries contained an explanatory paragraph which discussed the substantial doubt about Walnut Equipment Leasing Co., Inc.'s ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equipment Leasing Corporation of America as of April 30, 1995, and 1994 and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1995 in conformity with generally accepted accounting principles.


/s/  Cogen Sklar LLP
COGEN SKLAR LLP
(formerly, Cogen Sklar Levick)


Bala Cynwyd, Pennsylvania
July 7, 1995

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (a Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                                 BALANCE SHEETS
                               -----------------

                                                As of April 30,
                                           1995                     1994
                                    -----------             -----------
      ASSETS

Direct finance leases:
      Aggregate future amounts
       receivable under lease
       contracts                    $17,267,612             $17,966,429
      Estimated residual value
       of equipment                   1,831,613               1,905,976
Less:
      Unearned income under
       lease contracts              ( 3,172,713)            ( 3,413,082)
                                    -----------             -----------

                                     15,926,512              16,459,323
      Advance payments              (   528,314)            (   498,884)
                                    -----------             -----------

                                     15,398,198              15,960,439
      Allowance for doubtful
       lease receivables            (   974,667)            ( 1,001,880)
                                    -----------             -----------

                                     14,423,531              14,958,559
Due from parent                       3,991,986               2,500,816
Cash and cash equivalents             8,908,798               7,587,864
Other assets(includes $331,180 and
 $341,601 paid to related parties)      423,511                 438,150
                                    -----------             -----------

      TOTAL ASSETS                  $27,747,826             $25,485,389
                                    ===========             ===========









                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (a Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                          BALANCE SHEETS - (continued)
                               -----------------

                                                As of April 30,
                                           1995                     1994
                                    -----------             -----------
      LIABILITIES

Amounts payable to
 equipment suppliers                $     8,749             $     8,749
Accrued expenses and
 security deposits                       63,888                  90,708
State income taxes payable                8,401                   8,401
Demand, Fixed Rate, and
 Money Market Thrift
 Certificates(includes $181,266
 and $167,617 held by
 related parties)                    24,521,875              21,810,991
Accrued interest payable              2,326,708               2,094,330
                                    -----------             -----------

                                     26,929,621              24,013,179
      SHAREHOLDER'S EQUITY

Common Stock $1 par value,
 1,000 shares authorized,
 issued and outstanding                   1,000                   1,000
Additional paid - in capital            999,000                 999,000
Retained earnings (Deficit)         (   181,795)                472,210
                                    -----------             -----------

                                        818,205               1,472,210
                                    -----------             -----------

      TOTAL LIABILITIES AND
      SHAREHOLDER'S EQUITY          $27,747,826             $25,485,389
                                    ===========             ===========









                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                            STATEMENTS OF OPERATIONS
                        --------------------------------

                                         For the Years Ended April 30,

                                       1995            1994            1993
                                 ----------      ----------      ----------
Revenue:

Income earned under
  direct finance lease
  contracts                      $2,945,151      $3,009,864      $3,057,645
                                 ----------      ----------      ----------

Costs and expenses:

Interest expense, net of
  interest income of $741,671,
  $374,025 and $253,967,
  respectively                    1,314,491       1,563,038       1,320,546
General and administrative
  expenses (includes
  $946,465, $934,695 and $896,864,
  respectively, paid to related
  parties)                        1,054,460       1,031,825       1,011,186
Provision for doubtful
  lease receivables               1,229,845         707,162         566,570
                                 ----------      ----------      ----------

Total costs and expenses          3,598,796       3,302,025       2,898,302
                                 ----------      ----------      ----------

Income (loss) before provision
   for state income taxes          (653,645)       (292,161)        159,343

Provision for state income taxes        360             ---             928
                                 ----------      ----------      ----------

Net income (Loss)                ($ 654,005)     ($ 292,161)     $  158,415
                                 ==========      ==========      ==========





                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                  Common Stock
               ($1.00 Par Value)
                 1,000 shares
                   Authorized       Additional                      Total
                 No. of shares      Paid-In      Retained        Shareholder's
               Issued    Amount     Capital      Earnings           Equity
               ----------------     ----------   --------       -------------
Balance,
April 30,
1992            1,000    $1,000     $999,000     $1,205,956       $2,205,956


Net Income for
the year ended
April 30, 1993    ---       ---          ---        158,415          158,415


Cash Distributions
Paid on Common
Stock             ---       ---          ---       (600,000)        (600,000)
                -----    ------     --------     -----------       ----------


Balance,
April 30,
1993            1,000     1,000      999,000        764,371        1,764,371


Loss for the
year ended
April 30, 1994    ---       ---          ---       (292,161)        (292,161)
                -----    ------     --------      ---------        ---------


Balance,
April 30,
1994            1,000     1,000      999,000        472,210         1,472,210


Loss for
the year ended
April 30, 1995    ---       ---          ---       (654,005)        (654,005)
               ------    ------     --------      ---------        ---------


Balance,
April 30,
1995            1,000    $1,000     $999,000      ($181,795)        $818,205
                =====    ======     ========      ==========        ========

                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                            STATEMENTS OF CASH FLOWS
                              -------------------

                                             For the Years Ended April 30,
                                          1995            1994           1993
                                    ----------     -----------    -----------
OPERATING ACTIVITIES

Net Income (Loss)                    ($654,005)      ($292,161)    $  158,415
Adjustments to reconcile
   net income (loss) to net cash
   provided by operating activites:
 Depreciation                              ---             ---             51
 Amortization of
   deferred debt expenses              247,561         188,209        185,138
 Provision for doubtful
   lease receivables                 1,229,845         707,162        566,570
Effects of Changes
 in other operating items:
 Accrued expenses                      (26,820)        (22,691)        40,223
 Accrued interest                      232,378         422,646        494,348
 Other assets (net)                   (232,922)       (252,895)      (191,175)
                                    ----------     -----------    -----------
Net cash provided by
  operating activities                 796,037         750,270      1,253,570
                                    ----------     -----------    -----------

INVESTING ACTIVITIES

Excess of cash received
  over lease income recorded         6,447,111       6,207,106      5,083,786
Increase in
 advance payments                      179,692         119,765        119,872
Purchase of equipment
  for direct finance leases         (7,321,620)     (6,680,452)    (8,212,927)
                                    ----------     -----------    -----------

Net cash used in
  investing activities                (694,817)       (353,581)    (3,009,269)
                                    ----------     -----------    -----------






                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                     STATEMENTS OF CASH FLOWS - (continued)
                              -------------------

                                             For the Years Ended April 30,

                                          1995            1994           1993
                                    ----------     -----------    -----------
FINANCING ACTIVITIES

Proceeds from issuance
  of Demand and Fixed Rate
  Certificates                      10,983,417      9,267,808       9,350,863
Net Proceeds (repayments) from
  borrowings from Walnut            (1,491,170)      (840,810)        280,367
Redemption of Demand, Fixed
  Rate, and Money Market
  Thrift Certificates               (8,272,533)    (5,498,321)     (4,177,037)
Distributions Paid on
  Common Stock                             ---            ---        (600,000)
Net cash provided by                ----------     ----------     -----------
  financing activities               1,219,714      2,928,677       4,054,193
                                    ----------     ----------     -----------

Increase (Decrease) in
  Cash and Cash Equivalents          1,320,934      3,325,366       3,098,494
Cash and Cash Equivalents,
  Beginning of Year                  7,587,864      4,262,498       1,164,004
Cash and Cash Equivalents,          ----------     ----------     -----------
  End of Year                       $8,908,798     $7,587,864     $ 4,262,498
                                    ==========     ==========     ===========
















                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION:

    Equipment Leasing Corporation of America ("ELCOA") was incorporated as a Delaware corporation on May 6, 1986 and commenced operations on May 23, 1986. ELCOA is a wholly-owned subsidiary of Walnut Equipment Leasing Co., Inc. ("WALNUT"), a Delaware corporation. ELCOA was formed primarily to purchase general commercial equipment for lease, utilizing the proceeds of sale of certain debentures referred to as "Demand, Fixed Rate, or Money Market Thrift Certificates." See Note 6.

    LEASE ACCOUNTING:

    ELCOA is in the business of leasing commercial equipment which is specifically acquired for each lease. For financial reporting purposes, ELCOA primarily uses the direct financing method and records at the inception of the lease (a) the estimated unguaranteed residual value of the leased equipment and the aggregate amount of rentals due under the lease as the gross investment in the lease and (b) the unearned income arising from the lease, represented by the excess of (a) over the cost of the leased equipment. The unearned income is recognized as income over the term of the lease on the effective (or interest) method in accordance with the requirements of Statement of Financial Accounting Standards No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and
Initial Direct Costs of Leases"   ("SFAS 91").  In addition, under this method
a portion of the initial direct costs as defined by SFAS 91 ($281,531, $256,940 and $308,077 for the years ended April 30, 1995, 1994 and 1993 respectively) are accounted for as part of the Investment in Direct Financing Leases. These expenses increased to 4% of the original equipment cost subsequent to May 1, 1992, but were 3% prior and subsequent thereto through May 31, 1992. The rate was adjusted to account for the calculation of initial direct costs under SFAS 91. Unearned income is earned and initial direct costs are amortized to reduce income using the effective method over the terms of each respective lease.

    ESTIMATED RESIDUAL VALUES OF EQUIPMENT UNDER DIRECT FINANCE LEASES:

    ELCOA generally offers an option to purchase the leased equipment upon expiration of the lease term at its then fair market value (usually not less than 10% of the original equipment cost). Residual value of this equipment is generally established at the purchase option price offered.

    ALLOWANCE FOR DOUBTFUL LEASE RECEIVABLES:

    An allowance for doubtful direct finance lease receivables is maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of delinquent lease receivables. The allowance is increased by provisions charged to operating expense and reduced by charge-offs based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables. Charge-offs totaled $1,257,058, $496,088 and $348,916 for the years ended April 30, 1995, 1994 and 1993, respectively.

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

    INCOME TAXES:

    ELCOA computes and records income taxes currently payable based upon the determination of taxable income using the "operating method" for all leases, which is different from the method used for financial statement purposes (as described above). Under the "operating method", ELCOA reports as income the amount of rentals received and deducts the appropriate amount of depreciation of the equipment over its estimated useful life.

    Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109), which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

    The net deferred tax asset as of April 30, 1995 and 1994 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

                                                  1995              1994
                                            ----------        ----------
         Operating lease method vs.
           direct financing method          $1,576,000        $1,507,000
         Provisions for doubtful
           lease receivables                   341,000           391,000
         Other                                 (34,000)          (25,000)
                                            ----------        ----------
         Net deferred tax asset              1,883,000         1,873,000
         Valuation allowance                (1,883,000)       (1,873,000)
                                            ----------        ----------
         Net deferred tax asset
           after valuation allowance        $      ---        $      ---
                                            ==========        ==========

    A valuation allowance was considered necessary since it is more likely than not that the Company will not realize the tax benefits of the deductible differences. There was no cumulative effect on income for prior years upon the adoption of SFAS 109, for the year ended April 30, 1994 since there was no existing deferred tax asset as of May 1, 1993.

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                       WALNUT EQUIPMENT LEASING CO. INC.)
                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

    The Company will be included in the consolidated federal income tax return of its parent, Walnut Equipment Leasing Co., Inc.. Based on a tax allocation agreement, current federal taxes otherwise refundable (payable) under a separate company computation will be received from (paid to) its parent.

    For the fiscal years ended April 30, 1995 and 1994, there was no provision for either current or deferred federal income taxes.

    CASH FLOW STATEMENTS:

    The Company considers cash invested in short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. At April 30, 1995, cash equivalents consisting of U.S. Government Securities amounted to $6,349,693. The Company had no cash equivalents at April 30, 1994. Amounts paid for interest for the fiscal years ended April 30, 1995, 1994 and 1993 were $1,898,734, $1,549,217, and
$1,113,348, respectively. Amounts paid for income taxes for the fiscal years ended April 30, 1995, 1994, and 1993 were $0, $411, and $4,194, respectively.

    CONCENTRATION OF CREDIT RISK:

    The concentration of credit risk is limited since the Company's small ticket lease portfolio varies widely as to the diversity of equipment types, lessees, and geographic location.

2.  AGGREGATE FUTURE AMOUNTS RECEIVABLE UNDER LEASE CONTRACTS:

Receivables under direct finance lease contracts at April 30, 1995 are due as follows:

              Years ending
              April 30,               Amount
              ------------       -----------
               1996              $ 9,420,395
               1997                5,072,886
               1998                2,164,555
               1999                  456,460
               2000 & beyond         153,316
                                 -----------
                                 $17,267,612
                                 ===========

3.  OTHER ASSETS AND LIABILITIES:

Other assets of $423,511 and $438,150 at April 30, 1995 and 1994, respectively, include $423,223 and $437,812 in deferred expenses, net of

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                         NOTES TO FINANCIAL STATEMENTS

3.  OTHER ASSETS AND LIABILITIES:  (Continued)

amortization, representing costs directly related to ELCOA's registration and sale of Demand, Fixed Rate, and Money Market Thrift Certificates. Such expenses are being amortized on a straight-line basis over the estimated average lives of the debt issued, and to be issued under the registration statement. Amortization of deferred expenses charged to income during the years ended April 30, 1995, 1994 and 1993, were $247,561, $188,209, and
$185,138, respectively, which includes commissions paid for sale of these certificates.

4.  AMOUNTS PAYABLE TO EQUIPMENT SUPPLIERS

    Amounts payable to equipment suppliers in the amount of $8,749 as of April 30, 1995 and 1994 represents holdbacks from suppliers of equipment as additional security for performance by the underlying lessee on the related lease contract, and are payable at the termination of the contracts based upon the lessee's compliance with terms of the lease contract.

5.  INCOME TAXES

    ELCOA will file a consolidated Federal income tax return with its parent, Walnut. ELCOA has made no provision for Federal income tax expense for the years ended April 30, 1995, 1994 and 1993 due to the benefit of Walnut's net operating loss carryforwards.

    ELCOA has provided for $360, $0 and $928 in state income tax expense for the fiscal years ended April 30, 1995, 1994, and 1993, respectively.

6.  DEMAND, FIXED RATE, AND MONEY MARKET THRIFT CERTIFICATES

    The Demand, Fixed Rate, and Money Market Thrift Certificates outstanding at April 30, 1995 bear interest at rates ranging from 7.0% to 12.75%, and are due as follows:

               Years ending
                 April 30,                    Amount
               ------------              -----------
                   1996                  $14,697,989
                   1997                    3,138,288
                   1998                    1,146,431
                   1999                    2,156,743
                   2000 & beyond           3,382,424
                                         -----------
                                         $24,521,875
                                         ===========

    Included in the amounts due in the year ended April 30, 1996 are $2,135,337 of certificates payable on demand. The accrued interest of $2,326,708 at April 30, 1995 is payable upon demand.

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                         NOTES TO FINANCIAL STATEMENTS

7.  CAPITALIZATION

    On May 23, 1986, ELCOA issued all of its authorized shares of common stock (1,000 shares, $1.00 par value per share) in exchange for certain lease assets from Walnut. These shares are fully paid and nonassessable. ELCOA has also authorized the issuance of 50,000 shares of preferred stock, $1.00 par value. At April 30, 1995, no shares of preferred stock have been issued.

8.  TRANSACTIONS WITH RELATED PARTIES

    Welco Securities, Inc. ("Welco"), a registered broker/dealer and affiliate of ELCOA, has been engaged as underwriter to sell certain debt securities to the public. Under the terms of the agreement with Welco, ELCOA pays a commission to Welco of between 0.2% and 8.0% of the sale price of securities sold by Welco on ELCOA's behalf, depending upon the term of each cerificate sold. ELCOA also reimburses Welco for its out-of-pocket costs associated with the offering of these securities. ELCOA amortizes the commissions paid to Welco over the term of the certificates. Reimbursements for costs and commissions paid to Welco for the years ended April 30, 1995, 1994 and 1993, were $170,642, $165,581, and $143,611, respectively.

    Outstanding Demand, Fixed Rate, and Money Market Thrift Certificates held by the President, members of his family or companies in which he is the majority shareholder were $181,266 and $167,617 at April 30, 1995 and 1994, respectively.

    During the fiscal year ended April 30, 1993, ELCOA's Board of Directors authorized and paid cash distributions to Walnut aggregating $600,000 in the form of a common stock dividend.

    Walnut, ELCOA's parent, has been engaged to perform certain lease origination functions (i.e. marketing, credit investigation, and documentation processing) on behalf of ELCOA, for which it will be paid an amount equal to four percent (4%) of the gross equipment purchased by ELCOA for lease. During the period from March 1, 1992 through May 31, 1992, these costs were 3% of the equipment cost. See Footnote 1 to the Financial Statements. During the fiscal years ended April 30, 1995, 1994, and 1993 these origination costs totaled $281,531, $256,940 and $308,077, respectively, which includes reimbursement for commissions paid to outside lease brokers. During the years ended April 30, 1995, 1994, and 1993, these costs were capitalized in accordance with SFAS No.
91. In addition, Walnut receives $6.50 per month per outstanding lease for performing certain administrative functions for ELCOA, mainly, invoicing of monthly rentals, collection of lease receivables and residual values, management guidance, personnel, financing, and the furnishing of office and computer facilities. Walnut also retains any late charges assessed delinquent lessees as reimbursement for the legal costs of collection. ELCOA also pays Walnut $500 per week for routine bookkeeping functions performed on ELCOA's behalf. Servicing fees and bookeeping charges paid Walnut for the years ended April 30, 1995, 1994 and 1993, were $676,228, $704,522 and $654,732,

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                         NOTES TO FINANCIAL STATEMENTS

8.  TRANSACTIONS WITH RELATED PARTIES:  (Continued)

respectively. As of April 30, 1995, the amount due ELCOA by Walnut of $3,991,986 represents funds previously advanced mainly intended for the purchase of equipment for lease subsequent to April 30, 1995. Commencing January 1, 1991, Walnut agreed to pay interest on these outstanding advances, at the prime rate of interest plus 2%, which amounted to $365,438, $207,231 and $197,807 for the fiscal years ended April 30, 1995, 1994 and 1993, respectively.

    The independent auditor's reports for Walnut for each of the three years in the period ended April 30, 1995 contain an explanatory paragraph. Walnut has suffered recurring losses from operations and has a shareholder's deficit that raise substantial doubt about that entity's ability to continue as a going concern. Walnut's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    A law firm owned by the beneficial owner of ELCOA has been engaged to collect overdue delinquent receivables 90 days or longer in arrears, on a contingency basis. No expenses were incurred by ELCOA during the fiscal years ended April 30, 1995, 1994, and 1993. Walnut retained late charges in the approximate amounts of $390,000, $368,000 and $274,000, for the three fiscal years ended April 30, 1995, 1994 and 1993, respectively, to offset Walnut's collection and litigation costs paid or incurred on ELCOA's behalf.

    Financial Data, Inc., a registered transfer agent and affiliate of ELCOA, performs all transfer agent duties and disburses all interest payments on behalf of ELCOA. Financial Data, Inc., is paid monthly, pursuant to its agreement with ELCOA, an amount equal to $2.00 per certificate holder per month, along with $1.00 per each certificate issued or redeemed during the month, or a minimum monthly charge of $1,000, whichever is greater. Prior to January 1, 1994, the charges were $2.50 monthly per account, and $2.00 per certificate issued or redeemed. For the years ended April 30, 1995, 1994 and 1993, these expenses totaled $99,595, $105,334, and $116,994, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Not required in accordance with General Instruction J to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    Not required in accordance with General Instruction J to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Not required in accordance with General Instruction J to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not required in accordance with General Instruction J to Form 10-K.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 10-K

a)  1.  FINANCIAL STATEMENTS

    Included in Part II of this report:
                                                                   Page
                                                                   ----
        Independent Auditor's Reports                               6
        Balance Sheets                                              7-8
        Statements of Operations                                    9
        Statement of Changes in Shareholder's Equity               10
        Statements of Cash Flows                                   11-12
        Notes to Financial Statements                              13

    2.  FINANCIAL STATEMENT SCHEDULE

    (a) Report on Schedule.                                        24

    (b) Schedule VIII - Valuation and Qualifying Accounts.         25

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable.

b)  Reports on Form 8-K

    (1) There were no reports filed on Form 8-K during the three months ended April 30, 1995.

    3.   EXHIBITS

    3.1 - Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-K filed by the registrant for the period ended April 30, 1987 (File No. 33-6259, Filed On July 28, 1987.)

    3.2 - By-Laws, as amended, incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-1. (File No. 33-6259, Filed on June 6, 1986.)

    4.1 - Specimen of Variable Rate Money Market Demand Thrift Certificate, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-1. (File No. 33-6259; Filed on September 26, 1986).

    4.2 - Specimen of Fixed Term Money Market Thrift Certificate, incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-1. (File No. 33-6259; Filed on September 26, 1986).

    4.3 - Trust Indenture between Registrant and First Valley Bank, Trustee, dated as of August 5, 1986 incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-1. (File No. 33-6259; Filed August 8, 1986).

    4.4 - Specimen of Variable Rate Cumulative Preferred Stock, Series A Certificate, incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-1. (File No. 33-6259; Filed June 6, 1986).

    4.5 - Certificate of Designation, Relative Rights, Preferences and Limitations of Variable Rate Cumulative Preferred Stock, Series A, incorporated by reference to Exhibit 4.5 of Registrant's Registration Statement on Form S-1. (File No. 33-6259; Filed June 6, 1986).

    4.6 - First Supplemental Trust Indenture dated as of September 19, 1986 between Registrant and First Valley Bank, Trustee, incorporated by reference to Exhibit 4.6 to Registrant's Registration Statement on Form S-1. (File No. 33-6259; Filed September 26, 1986).

    4.7 - Specimen of Variable Rate Money Market Demand Thrift Certificate, incorporated by reference to Exhibit 4.5 to Registrant's Registration Statement on Form S-1. (File No. 33-23211; Filed on July 21, 1988).

    4.8 - Specimen of Fixed Term Money Market Thrift Certificate incorporated by reference to Exhibit 4.6 to Registrant's Registration Statement on Form S-1. (File No. 33-23211; Filed on July 21, 1988.)

    4.9 - Second Supplement Trust Indenture dated September 20, 1988 between Registrant and First Valley Bank, Trustee, incorporated by reference to Exhibit 4.5 to Registrant's Registration Statement on Form S-1. (File No. 33-23211 Filed July 21, 1988.)

    4.10 - Specimen of Variable Rate Money Market Demand Thrift Certificate incorporated by reference to Exhibit 4.9 to Registrant's Registration Statement on Form S-1. (File No. 33-29703; Filed July 10, 1989.)

    4.11 - Specimen of Fixed Term Money Market Thrift Certificate, incorporated by reference to Exhibit 4.16 to Registrant's Registration Statement on Form S-1 (File No. 33-29703; Filed July 10, 1989.)

   4.12 - Third Supplemental Trust Indenture dated as of September 13, 1989 between Registrant and First Valley Bank, Trustee, incorporated by reference to Exhibit 4.8 to Registrant's Registration Statement on Form S-1. (File No. 33-29703; Filed July 10, 1989).

   4.13 - Fourth Supplemental Trust Indenture dated as of August 17, 1990 between Registrant and First Valley Bank, Trustee, incorporated by reference to Exhibit 4.11 to Registrant's Registration Statement on Form S-2. (File No. 33-35664; Filed July 3, 1990).

   4.14 - Specimen of Demand Certificate (File No. 33-35664; Filed July 3,
          1990).

   4.15 - Specimen of Fixed Rate Certificate (File No. 33-35664; Filed July 3,
          1990).

   4.16 - Fifth Supplemental Trust Indenture dated as of August 18, 1993 between Registrant and First Valley Bank, Bethlehem, Pennsylvania, Trustee, incorporated by reference to Exhibit 4.14 to Registrant's Registration Statement on Form S-2. (File No. 33-65814; Filed August 25, 1993.)

   4.17 - Form of Specimen of Demand Certificate; Incorporated by reference to
          Exhibit 4.15 to Registrant's Registration Statement on Form S-2. (File No. 33-65814; Filed July 9, 1993.)

   4.18 - Form of Specimen of Fixed Rate Certificate; Incorporated by reference to Exhibit 4.16 to Registrant's Registration Statement on Form S-2. (File No. 33-65814; Filed July 9, 1993).

   9.     None.

   10.1 - Specimen equipment lease agreement incorporated by reference to
          Exhibit 10.1 to Registrant's Registration Statement on Form S-1. (File No. 33-6259; Filed June 6, 1986).

   10.2 - Specimen certificate of acceptance from lessee to registrant incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-1. (File No. 33-6259; Filed June 6, 1986).

   10.3 - Specimen form of lessee guarantee incorporated by reference to
          Exhibit 10.3 to Registrant's Registration Statement to Form S-1. (File No. 33-6259; Filed June 6, 1986).

   10.4 - Specimen form of Bill of Sale, and assignment for certain equipment and leases to be purchased by registrant incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-1. (File No. 33-6259; Filed June 6, 1986).

   10.5 - Service Contract dated May 23, 1986 between Walnut Equipment Leasing Co., Inc. and Registrant incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-1. (File No. 33-6259; Filed June 6, 1986).

   10.6 - Escrow agreement between Registrant and Walnut Equipment Leasing Co., Inc. re: Segregation of Funds for the Company's benefit, incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form S-1. (File No. 33-6259; Filed June 6, 1986).

   10.7 - Option Agreement between Registrant and Walnut Equipment Leasing Co., Inc. re: right of first refusal for future purchases of equipment and related leases, incorporated by reference to Exhibit
          10.8 to Registrant's Registration Statement on Form S-1. (File No. 33-6259; Filed June 6, 1986).

   11.  - Inapplicable.

   12.  - Inapplicable.

   13.  - Inapplicable.

   18.  - None.

   19.  - None.

   22.  - Inapplicable. See General Instruction J to Form 10K.

   23.  - None.

   24.  - Inapplicable.

   25.  - None.

  *27.1 - Financial Data Schedule.

   28.  - None.

   29.  - Inapplicable.

  *       Filed with this Form 10-K.

                             INDEPENDENT AUDITOR'S
                     REPORT ON FINANCIAL STATEMENT SCHEDULE


    In connection with our audits of the financial statements of Equipment Leasing Corporation of America at April 30, 1995 and 1994 and for each of the three years in the period ended April 30, 1995, we have also audited the financial statement schedule included in the Form 10-K as listed in Item 14(a)(2).


    In our opinion, the financial statement schedule mentioned above present fairly the information required to be stated therein.


/s/  Cogen Sklar LLP
Cogen Sklar LLP
(formerly, Cogen Sklar Levick)


Bala Cynwyd, Pennsylvania
July 7, 1995

Schedule VIII

                    EQUIPMENT LEASING CORPORATION OF AMERICA

                       VALUATION AND QUALIFYING ACCOUNTS

                           Balance,    Additions
                          Beginning     Charged     Amounts
                             of         Against     Written         Balance,
                           Period        Income       Off        End of Period
                          ---------    ---------    -------      -------------

Allowance for Doubtful Lease
Receivables
- -----------
For the Fiscal Year Ended
April 30, 1993            $573,152      $566,570      $348,916     $  790,806

For the Fiscal
Year Ended April
30, 1994                  $790,806      $707,162      $496,088     $1,001,880


For the Fiscal
Year Ended April
30, 1995                $1,001,880    $1,229,845    $1,257,058     $  974,667


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report as amended to be duly signed on its behalf by the undersigned, thereunto duly authorized.


                                    /s/  William Shapiro
                                    ----------------------------------------
                                    William Shapiro, President
                                    EQUIPMENT LEASING CORPORATION OF AMERICA

Date:  July 24, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

    Name                      Title

/s/  William Shapiro
- -----------------------       President, Chief Executive,
William Shapiro               Financial and Accounting Officer

Date:  July 24, 1995

/s/  Kenneth S. Shapiro
- -----------------------       Vice-President
Kenneth S. Shapiro

Date:  July 24, 1995

/s/  Lester D. Shapiro
- -----------------------       Secretary, Treasurer
Lester D. Shapiro             and Director

Date:  July 24, 1995

/s/  Nathan Tattar
- -----------------------       Director
Nathan Tattar

Date:  July 24, 1995

/s/  John B. Orr
- -----------------------       Director
John B. Orr

Date:  July 24, 1995

/s/  Adam Varrenti, Jr.
- -----------------------       Director
Adam Varrenti, Jr.

Date:  July 24, 1995