Form 10-Q
period 1995-07-31
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1995-09-14
CIK 794566

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 1995
                                    -------------
     or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ............... to .................
     Commission File Number: 33-35664


                    EQUIPMENT LEASING CORPORATION OF AMERICA
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                              23-2408914
-------------------------------                       ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)


           Suite  76, 501 Silverside Road, Wilmington, Delaware 19809
           ----------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

                                 (302)-798-2335
                                 --------------
                          (Toll Free:  1-800-523-5644)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1995: $1.00 par value common stock - 1,000 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                    EQUIPMENT LEASING CORPORATION OF AMERICA

                                     INDEX


PART I. FINANCIAL INFORMATION                                     PAGE NUMBER
-----------------------------                                     -----------
    Item 1. Financial Statements

         Balance Sheets as of July 31, 1995
         (unaudited) and April 30, 1995                                1-2

         Statements of Operations; For the
         Three months ended July 31, 1995 and 1994
         (unaudited)                                                   3

         Statement of Changes in Shareholder's Equity;
         For the Three months ended July 31, 1995                      4
         (unaudited)

         Statements of Cash Flows For the
         Three months ended July 31, 1995 and 1994
         (unaudited)                                                   5

         Notes to Financial Statements                                 6

    Item 2. Management's Narrative Analysis of
         The Results of Operations as Permitted
         by General Instruction H(1)(A) and (B)                        9

PART II. OTHER INFORMATION
--------------------------

    Item 5.  Other Information                                         11

    Item 6.  Exhibits and Reports on Form 8-K                          11

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                                      BALANCE SHEETS
                                      --------------

                                    July 31, 1995           April 30, 1995
                                    -------------           --------------
                                     (unaudited)
ASSETS

Direct finance leases:
    Aggregate future amounts
     receivable under lease
     contracts                        $17,112,078              $17,267,612
    Estimated residual value
     of equipment                       1,779,088                1,831,613
Less:
    Unearned income under
     lease contracts                   (3,070,988)              (3,172,713)
    Advance payments                     (517,490)                (528,314)
                                       ----------               ----------
                                       15,302,688               15,398,198
    Allowance for doubtful
     lease receivables                   (988,825)                (974,667)
                                       ----------               ----------
                                       14,313,863               14,423,531

Due from parent                         3,998,440                3,991,986
Cash and cash equivalents              10,345,453                8,908,798
Other assets                              424,015                  423,511
                                       ----------               ----------

    TOTAL ASSETS                      $29,081,771              $27,747,826
                                      ===========              ===========
















                                  SEE ACCOMPANYING NOTES

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                               BALANCE SHEETS - (Continued)


                                    July 31, 1995           April 30, 1995
                                    -------------           --------------
                                     (unaudited)
LIABILITIES

Amounts payable to
   equipment suppliers                $     8,749              $     8,749
Accrued expenses and other
   accounts payable                        59,600                   63,888
State income taxes payable                  8,401                    8,401
Demand, Fixed Rate and
   Money Market Thrift
   Certificates                        25,757,363               24,521,875
Accrued interest payable                2,477,795                2,326,708
                                       ----------               ----------
                                       28,311,908               26,929,621


SHAREHOLDER'S EQUITY

Common stock $1 par value,
   1,000 shares authorized,
   issued and outstanding                   1,000                    1,000
Variable Rate Cumulative
   Preferred Stock, Series A, $1
   par value, 50,000 shares
   authorized, none issued                    ---                      ---
Additional paid - in capital              999,000                  999,000
Accumulated deficit                      (230,137)                (181,795)
                                       ----------                ---------
                                          769,863                  818,205
                                       ----------                ---------
    TOTAL LIABILITIES AND
    SHAREHOLDER'S EQUITY              $29,081,771              $27,747,826
                                      ===========              ===========









                                  SEE ACCOMPANYING NOTES

                       EQUIPMENT LEASING CORPORATION OF AMERICA
                               STATEMENTS OF OPERATIONS

                                               For the Three Months Ended July 31,
                                                    1995              1994
                                                 -----------       -----------
                                                 (unaudited)       (unaudited)
Revenue:

Income earned under
  direct finance lease contracts                 $  714,521        $  759,105
                                                 ----------        ----------
Total revenue                                       714,521           759,105
                                                 ----------        ----------
Costs and expenses:
Interest expense, net                               354,916           329,888

General and administrative expenses                 233,306           264,158

Provision for doubtful lease receivables            174,641           147,120
                                                 ----------        ----------
    Total costs and expenses                        762,863           741,166
                                                 ----------        ----------

Income (loss) before provision
  for income tax expense                            (48,342)           17,939

Provision for state income tax expense                  ---               897
                                                 ----------        ----------
Net Income (loss)                                $  (48,342)       $   17,042
                                                 ==========        ==========





















                                SEE ACCOMPANYING NOTES

                                 EQUIPMENT LEASING CORPORATION OF AMERICA
                               STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

                                 Common Stock
                              -----------------
                              ($1.00 Par Value)
                                 1,000 shares
                                  Authorized        Additional                  Total
                                No. of shares       Paid-In       Accumulated  Shareholder's
                              Issued    Amount      Capital       Deficit      Equity
                              ------    ------      ----------    --------     -------------

Balance, April 30, 1995       1,000     $1,000      $999,000      $(181,795)    $   818,205

Net Loss for the
three month period
ended July 31, 1995
(unaudited)                      --         --            --        (48,342)        (48,342)
                              -----     ------      --------       --------      ----------

Balance, July 31, 1995        1,000     $1,000      $999,000      $(230,137)     $  769,863
(unaudited)                   =====     ======      ========      =========      ==========























                                     SEE ACCOMPANYING NOTES
                                               4


                     EQUIPMENT LEASING CORPORATION OF AMERICA
                             STATEMENTS OF CASH FLOWS

                                         For the Three Months Ended July 31,
                                                1995             1994
                                             -----------      -----------
                                             (unaudited)      (unaudited)
OPERATING ACTIVITIES
--------------------
Net Income (Loss)                            $   (48,342)     $   17,042
Adjustment to Reconcile
Net Income (Loss) to Net Cash from
Operating Activities:
  Amortization of Deferred Debt Expenses          44,576          67,431
  Provision for doubtful lease receivables       174,641         147,120
Effects of Changes
  in other Operating Items:
  Accrued Expenses                                (4,288)        (19,215)
  Accrued Interest                               151,087         138,780
  Other (net)                                    (45,080)        (49,315)
                                             -----------      ----------
Net Cash From Operating Activities               272,594         301,843
                                             -----------      ----------
INVESTMENT ACTIVITIES
---------------------
Excess of Cash Received
  Over Lease Income Recorded                   1,622,401       1,541,383
Receipt of Advance Payments                       39,801          48,089
Purchase of Equipment
  for Direct Finance Leases                   (1,727,175)     (1,866,625)
Investment in U.S.
  Government Securities                              ---      (7,013,583)
                                             -----------      ----------
Net Cash Used in
  Investing Activities                           (64,973)     (7,290,736)
                                             -----------      ----------













                              SEE ACCOMPANYING NOTES

                     EQUIPMENT LEASING CORPORATION OF AMERICA
                             STATEMENTS OF CASH FLOWS

                                         For the Three Months Ended July 31,
                                                1995             1994
                                             -----------      -----------
                                             (unaudited)      (unaudited)
FINANCING ACTIVITIES
--------------------
Proceeds from Issuance
  of Demand and Fixed Rate Certificates        3,014,550       2,100,662
Proceeds (repayments) from
  borrowings from Walnut                          (6,454)        381,265
Redemption of Demand, Fixed
  Rate, and Money Market Thrift
  Certificates                                (1,779,062)     (1,786,773)
                                             -----------      ----------
Net Cash Provided by
  Financing Activities                         1,229,034         695,154
                                             -----------      ----------
Increase (Decrease) in Cash
  and cash equivalents                         1,436,655      (6,293,739)
Cash and cash equivalents,
  Beginning of Year                            8,908,798       7,587,864
                                             -----------      ----------
Cash and cash equivalents,
  End of Period                              $10,345,453      $1,294,125
                                             ===========      ==========




















                              SEE ACCOMPANYING NOTES

                   EQUIPMENT LEASING CORPORATION OF AMERICA
                    Notes to Interim Financial Statements
                  Three Months Ended July 31, 1995 and 1994

1.  FINANCIAL STATEMENT PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto as of April 30, 1995. The accompanying financial statements have not been audited by independent accountants, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the results of operations and are not necessarily indicative of the results to be expected for the full year.

2.  ACCOUNTING POLICIES

ACCOUNTING FOR LEASES

Equipment Leasing Corporation of America ("ELCOA")'s lease contracts provide for total noncancellable rentals which exceed the cost of leased equipment and, accordingly, are accounted for as direct finance leases. At inception, ELCOA records the gross lease receivable, the estimated residual value of the leased equipment, and the unearned lease income. The unearned lease income represents the excess of the gross lease receivable at inception of the contract plus the estimated residual value over the cost of the equipment being leased. ELCOA utilizes the "effective" or interest method in recognizing the remainder of unearned income. For leases originated after April 30, 1988, the Company has changed its method of accounting to conform with the requirements of FAS No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Under this method a portion of the initial direct costs as defined by FAS No. 91 ($66,429 and $71,794 for the three months ended July 31, 1995 and 1994, respectively), were accounted for as part of the Investment in Direct Financing Leases. Unearned income is earned and initial direct costs are amortized to income using the effective method over the term of the lease.

ELCOA provides a provision for doubtful accounts based upon a periodic review (not less than quarterly) of its outstanding lease portfolio, and provides a direct charge against operations to increase the amount of stated reserves for uncollectable accounts. Any writeoffs of uncollectable leases reduce the stated amount of ELCOA's reserves. Write-offs of delinquent leases totaled $160,483 and $165,419 during the three month periods ended July 31, 1995 and 1994, respectively, while ELCOA increased these reserves by charges of $174,641 and $147,120 during the three month periods ended July 31, 1995 and 1994, respectively.

INCOME TAXES

Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The net deferred tax asset as of April 30, 1995 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

    Operating lease method vs. direct financing method         $1,576,000
    Provision for doubtful lease receivables                      341,000
    Other                                                         (34,000)
                                                               ----------
    Net deferred tax asset                                      1,883,000
    Valuation allowance                                        (1,883,000)
                                                               ----------
    Net deferred tax asset after valuation allowance           $     ----
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

For the three months ended July 31, 1995 and 1994, the provision for federal and state income taxes consists of:

                          Three Months Ended July 31,
                              1995             1994
                          --------         --------
         Current          $271,098         $154,610
         Deferred         (271,098)        (153,713)
                          --------         --------
                          $    ---         $    897
                          ========         ========

The deferred tax benefit is the change in the net deferred tax asset arising from the available carry-back claim from its parent.

OTHER ASSETS AND LIABILITIES

Amounts payable to equipment suppliers in the amount of $8,749 as of July 31, 1995 represents holdbacks from suppliers of equipment as additional security for performance by the underlying lessee on the related lease contract, and are payable at the termination of the contracts based upon the lessee's compliance with terms of the lease contract.

Other assets at July 31, 1995 include $423,726 in deferred expenses, net of amortization, representing costs directly related to the Company's registration and solicitation of Demand, Fixed Rate and Money Market Thrift Certificates. Registration expenses of $85,760 at July 31, 1995 are being amortized on a straight-line basis over the estimated average lives of the debt to be issued under the registration statement. Amortization of these deferred registration expenses and solicitation costs charged to income during the three month periods ended July 31, 1995 and 1994 were $44,576 and $67,431, respectively. Also, $337,966 in commissions paid for sale of the Demand, Fixed Rate and Money Market Thrift Certificates included in Other Assets at July 31, 1995 are being amortized over the life of each respective certificate sold.

                   EQUIPMENT LEASING CORPORATION OF AMERICA
         MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
             AS PERMITTED BY GENERAL INSTRUCTION H(1)(A) AND (B)


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 1995 AND 1994.

Revenues of $714,521 and $759,105 were recognized during the three months ended July 31, 1995 and 1994 respectively. Revenues decreased $44,584 or 5.87% as a result of the decrease in outstanding aggregate future receivables during these periods. The Company utilizes the "effective" method in recognizing income from deferred income on its direct finance lease portfolio. For a more detailed discussion of the manner in which income is computed and recognized, see Footnote 2 to the Financial Statements. During the three month periods ended July 31, 1995 and 1994, $2,255,150 and $2,475,364, respectively, in new gross finance lease receivables were added to the portfolio of outstanding leases, corresponding to equipment purchases of $1,727,175 and $1,866,625, respectively. Unearned income under direct finance leases reflected a net decrease of $101,725 and $44,925 during the three months ended July 31, 1995 and 1994, respectively, which resulted from a decrease in the aggregate amount of outstanding direct financing leases. Management attributes the decrease in new leases generated during the three month period ended July 31, 1995 to a reduction in equipment available for purchase from its parent, Walnut.

Amounts paid under the service contract for lease origination in the amounts of $66,429 and $71,794, respectively, were capitalized in accordance with FAS No. 91 during the three months ended July 31, 1995, and 1994. See Footnote 2 to the Financial Statements.

General and administrative expenses for the three month periods ended July 31, 1995 and 1994 were $233,306 and $264,158, respectively. Included in these expenses were $152,282 and $167,505, respectively, in monthly servicing fees which are to reimburse Walnut for the servicing and administration of ELCOA's outstanding leases which are charged at $6.50 per account per month. As of July 31, 1995 and 1994, there were 7,700 and 8,576 direct finance leases outstanding, respectively. Also included in general and administrative expenses for the three months ended July 31, 1995 and 1994 are $44,576 and $67,431, respectively, which represents the amortization of the deferred registration and solicitation expenses which are included in "Other Assets" on the Balance Sheet at July 31, 1995 and 1994. See Footnote 2 to the Financial Statements for a more detailed discussion of the calculation of the amortization expense. ELCOA paid Walnut $6,000 and $6,500, respectively, for the three month periods ended July 31, 1995 and 1994, for bookkeeping fees. These fees are to reimburse Walnut for the routine bookkeeping functions performed for ELCOA and are charged at $500 per week. Also included in general and administrative expenses were $26,563 and $24,053, respectively, in transfer service fees paid to Financial Data, Inc., an affiliate. These expenses approximate the actual costs incurred for the services performed, which increased during fiscal 1995 as a result of lower costs incurred by Financial Data, Inc.

For the three months ended July 31, 1995 and 1994, ELCOA recognized expenses of $174,641 and $147,120, respectively, for its doubtful lease receivable provision. See Footnote 2 to the Financial Statements. This provision was recognized in order to maintain an adequate allowance, based upon management's belief and historical experience, for anticipated delinquencies and impairments from doubtful direct finance lease receivables outstanding as of July 31, 1995 and 1994. During the three months ended July 31, 1995, ELCOA continued to conduct an extensive review of the collectibility of all past due accounts, and wrote-off those situations where further costs in pursuing legal remedies in collection were considered to be unwarranted.

As a result, past due accounts four or more monthly payments past due (on a strict contractual basis) as of July 31, 1995 were $4,873,559 or 28.5% of the $17,112,078 in aggregate future lease receivables outstanding at that date. These delinquencies increased $136,327 or 28.8% from the amount of $4,737,232 (27.4% of aggregate receivables) at April 30, 1995. Management is continuing its efforts in pursuit of collections of all past due lease receivables.

During the three months ended July 31, 1995 and 1994, ELCOA incurred $354,916 and $329,888, respectively in interest expense (net) on the Demand, Fixed Rate and Money Market Thrift Certificates. Accrued interest thereon of $2,477,795 and $2,233,110, respectively, were outstanding at July 31, 1995 and 1994. These expenses were reduced by interest income of $226,895 and $151,320, respectively during the three months ended July 31, 1995 and 1994. The increase in interest income during the three months ended July 31, 1995 is attributable in part to ELCOA's investment in short-term U.S. Government Treasury Bills, having maturities of six months or less. The interest rate on three month U.S. Treasury bills was 5.46% at July 31, 1995 which represents an increase of 13.04% over the 4.83% rate during the three months ended July 31, 1994. The average rates of interest paid on the Certificates (including accrued interest thereon) during these periods were approximately 8.5% and 8.0%, respectively, during the three month periods ended July 31, 1995 and 1994. Effective July 1, 1991, ELCOA and Walnut, its parent, agreed to pay each other interest on any intercompany advances during each month. Interest is charged at a rate equal to 2% above the prevailing "prime" rate of interest at Meridian Bank, Reading, Pennsylvania. During the three months ended July 31, 1995 and 1994, ELCOA recognized $108,842 and $64,830, respectively, as interest income under this agreement, due principally to an increase in the "prime" rate during the recent fiscal period.

During the three month periods ended July 31, 1995 and 1994, ELCOA recognized provisions for state income taxes in the amounts of $0 and $897, respectively, based upon its net income before taxes. No provision for federal income taxes was necessary. See Footnote 2 to the Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

ELCOA has financed its growth to date primarily from the proceeds of sale of its debt securities, as well as from rental receipts from its outstanding lease portfolio. To date ELCOA has not experienced any difficulty in financing the purchase of new equipment for lease.

Taking into consideration new lease business, cash and unhypothecated leases on hand, anticipated sales and redemptions of debt securities, and other resources, it is management's opinion that its cash will be sufficient to conduct its business and meet its anticipated obligations during the current fiscal year. No assurance can be given that the anticipated level of sales of its offering of Demand and Fixed Rate Certificates will be attained. proceeds during the three months ended July 31, 1995 increased as a result of increased short-term certificates outstanding, and an increase in market interest rates in general in comparison to the increased rates being offered on ELCOA's Certificates. See the Statement of Cash Flows on page 5 of this report for an analysis of the sources and uses of cash by ELCOA during the three month periods ended July 31, 1995 and 1994.

ITEM 5. OTHER INFORMATION

On August 2, 1995, ELCOA filed a post-effective amendment to a registration statement on Form S-2 in connection with the continuing offer and sale of its debt securities. Sales of these securities were suspended effective September 1, 1995, pending declaration of effectiveness of this post-effective amendment. Post-Effective Amendment Number 4 to Form S-2 (SEC Registration Number 33-65814) relating to $13,500,000 in principal amount of Demand and Fixed Rate Certificates remaining unsold from the prior registration is expected to be declared effective during September, 1995.
The sale of these securities will commence effective with that date.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the three months ended July 31, 1995.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EQUIPMENT LEASING CORPORATION OF AMERICA
                                  ----------------------------------------
                                  (Registrant)




                                  /s/  William Shapiro
                                  ----------------------------------------
                                  William Shapiro,  President and
                                  Chief Financial Officer



September 14, 1995
------------------
      Date