Form 10-Q
period 1995-10-31
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1995-12-15
CIK 794566

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ____________________

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended October 31, 1995
                          ----------------
     or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from --------------- to -------------------
     Commission File Number: 33-35664

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                              23-2408914
--------                                              ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)


           Suite 76, 501 Silverside Road, Wilmington, Delaware 19809
           ---------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

                                 (302)-798-2335
                          (Toll Free:  1-800-523-5644)
                          ---------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes / X /  No /   /.

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of December 15, 1995: $1.00 par value common stock - 1,000 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       EQUIPMENT LEASING CORPORATION OF AMERICA

                                        INDEX

Part I.  Financial Information                                       Page Number
------------------------------                                       -----------

         Item 1.  Financial Statements

                  Balance Sheets as of October 31, 1995
                  (unaudited) and April 30, 1995                          1-2

                  Statements of Operations; For the
                  Six months ended October 31, 1995 and 1994
                  and three months ended October 31, 1995
                  and 1994 (unaudited)                                    3

                  Statement of Changes in Shareholder's Equity;
                  For the Six months ended October 31, 1995               4
                  (unaudited)

                  Statements of Cash Flows For the
                  Six months ended October 31, 1995 and 1994
                  (unaudited)                                             5-6

                  Notes to Financial Statements                           7


         Item 2.  Management's Narrative Analysis of
                  The Results of Operations as Permitted
                  by General Instruction H(1)(A) and (B)                  10


Part II.  Other Information
---------------------------

         Item 5.  Other Information                                       12

         Item 6.  Exhibits and Reports on Form 8-K                        12


                         EQUIPMENT LEASING CORPORATION OF AMERICA
                                      BALANCE SHEETS
                                       ------------

                                    October 31, 1995         April 30, 1995
                                    ----------------         --------------
                                      (unaudited)
ASSETS

Direct finance leases:
    Aggregate future amounts
     receivable under lease
     contracts                        $16,886,882              $17,267,612
    Estimated residual value
     of equipment                       1,719,791                1,831,613
Less:
    Unearned income under
     lease contracts                   (3,008,765)              (3,172,713)
    Advance payments                     (518,003)                (528,314)
                                       ----------               ----------
                                       15,079,905               15,398,198
    Allowance for doubtful
     lease receivables                 (1,025,327)                (974,667)
                                       ----------               ----------
                                       14,054,578               14,423,531

Due from parent                         4,818,241                3,991,986
Cash and cash equivalents              10,301,582                8,908,798
Other assets                              444,192                  423,511
                                       ----------               ----------

    TOTAL ASSETS                      $29,618,593              $27,747,826
                                      ===========              ===========
















                                  SEE ACCOMPANYING NOTES
                                            1

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                               BALANCE SHEETS - (Continued)
                                       ------------

                                    October 31, 1995         April 30, 1995
                                    ----------------         --------------
                                      (unaudited)
LIABILITIES

Amounts payable to
  equipment suppliers                      $8,749                   $8,749
Accrued expenses and other
  accounts payable                         52,660                   63,888
State income taxes                          8,401                    8,401
Demand, Fixed Rate and
  Money Market Thrift Certificates     26,297,140               24,521,875
Accrued interest payable                2,604,574                2,326,708
                                       ----------               ----------
                                       28,971,524               26,929,621

SHAREHOLDER'S EQUITY

Common stock $1 par value,
  1,000 shares authorized,
  issued and outstanding                    1,000                    1,000
Variable Rate Cumulative
  Preferred Stock, Series A,
  $1 par value, 50,000 shares
  authorized, none issued                     ---                      ---
Additional paid - in capital              999,000                  999,000
Accumulated deficit                      (352,931)                (181,795)
                                       ----------                ---------
                                          647,069                  818,205
                                       ----------                ---------
    TOTAL LIABILITIES AND
    SHAREHOLDER'S EQUITY              $29,618,593              $27,747,826
                                      ===========              ===========












                                  SEE ACCOMPANYING NOTES
                                            2

                                                          EQUIPMENT LEASING CORPORATION OF AMERICA
                                                                  STATEMENTS OF OPERATIONS

                                            For the Six Months Ended October 31,  For the Three Months Ended October 31,
                                                        1995           1994                  1995             1994
                                                 -----------    -----------           -----------      -----------
                                                 (unaudited)    (unaudited)           (unaudited)      (unaudited)
Revenue:

Income earned under
  direct finance lease contracts                 $1,362,988     $1,507,781            $  648,467        $  748,676
                                                 ----------     ----------            ----------        ----------
Total revenue                                     1,362,988      1,507,781               648,467           748,676
                                                 ----------     ----------            ----------        ----------
Costs and expenses:

Interest expense, net                               703,083        673,850               348,167           343,962

General and administrative expenses                 484,448        534,025               251,142           269,869

Provision for doubtful lease receivables            346,593        351,186               171,952           204,066
                                                 ----------     ----------            ----------        ----------
    Total costs and expenses                      1,534,124      1,559,061               771,261           817,897
                                                 ----------     ----------            ----------        ----------
Loss before provision
  for income tax expense                           (171,136)       (51,280)             (122,794)          (69,221)

Provision for state income tax expense                  ---            ---                   ---              (899)
                                                 ----------     ----------            ----------        ----------
Net Loss                                         $ (171,136)    $  (51,280)           $ (122,794)       $  (68,322)
                                                 ==========     ===========           ===========       ===========





                                                                SEE ACCOMPANYING NOTES
                                                                          3

                                 EQUIPMENT LEASING CORPORATION OF AMERICA
                               STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

                                 Common Stock
                              -----------------
                              ($1.00 Par Value)
                                 1,000 shares
                                  Authorized
                              -----------------     Additional                  Total
                                No. of shares       Paid-In        Accumulated   Shareholder's
                              Issued    Amount      Capital        Deficit       Equity
                              ------    -------     ----------     -----------   -------------
Balance, April 30, 1995       1,000     $1,000      $999,000       $(181,795)    $  818,205

Net Loss for the
six month period
ended October 31, 1995
(unaudited)                      --         --            --        (171,136)      (171,136)
                              -----     ------      --------       ---------       --------

Balance, October 31, 1995     1,000     $1,000      $999,000       $(352,931)      $647,069
(unaudited)                   =====     ======      ========       =========       ========











                                          SEE ACCOMPANYING NOTES
                                                    4

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                                 STATEMENTS OF CASH FLOWS


                                           For the Six Months Ended October 31,
                                                   1995               1994
                                            -----------        -----------
                                            (unaudited)        (unaudited)
OPERATING ACTIVITIES
--------------------
Net Loss                                     $ (171,136)        $  (51,280)
Adjustment to Reconcile
  Net Loss to Net Cash
  from Operating Activities:
  Amortization of Deferred Debt Expenses        108,024            128,401
  Provision for doubtful lease receivables      346,593            351,186
Effects of Changes
  in other Operating Items:
  Accrued Expenses                              (11,228)           (22,478)
  Accrued Interest                              277,866            209,006
  Other (net)                                  (128,705)          (103,803)
                                             ----------         ----------
Net Cash From Operating Activities              421,414            511,032
                                             ----------         ----------

INVESTMENT ACTIVITIES
---------------------
Excess of Cash Received
  Over Lease Income Recorded                  3,275,370          3,190,686
Receipt of Advance Payments                      91,004             97,014
Purchase of Equipment
  for Direct Finance Leases                  (3,344,014)        (3,671,854)
Investment in U.S.
  Government Securities                             ---         (7,639,343)
                                             ----------         ----------

Net Cash Provided by (Used in)
  Investing Activities                           22,360         (8,023,497)
                                             ----------         ----------









                                  SEE ACCOMPANYING NOTES
                                            5

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                          STATEMENTS OF CASH FLOWS - (Continued)


                                         For the Six Months Ended October 31,
                                                    1995             1994
                                             -----------      -----------
                                             (unaudited)      (unaudited)
FINANCING ACTIVITIES
--------------------
Proceeds from Issuance
  of Demand and Fixed Rate Certificates      $5,533,126        $5,145,079
Proceeds (repayments) from
  borrowings from Walnut                       (826,255)         (394,630)
Redemption of Demand, Fixed
  Rate, and Money Market Thrift
  Certificates                               (3,757,861)       (3,769,062)
                                             ----------        ----------
Net Cash Provided by
  Financing Activities                          949,010           981,387
                                             ----------        ----------
Increase (Decrease) in Cash
  and cash equivalents                        1,392,784        (6,531,078)
Cash and cash equivalents,
  Beginning of year                           8,908,798         7,587,864
                                             ----------        ----------
Cash and cash equivalents,
  End of Period                             $10,301,582        $1,056,786
                                             ==========        ==========



















                                  SEE ACCOMPANYING NOTES
                                            6

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                     Notes to Interim Financial Statements
                   Six Months Ended October 31, 1995 and 1994


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

2.  ACCOUNTING POLICIES

    ACCOUNTING FOR LEASES

    Equipment Leasing Corporation of America ("ELCOA")'s lease contracts provide for total noncancellable rentals which exceed the cost of leased equipment and, accordingly, are accounted for as direct finance leases.
    At inception, ELCOA records the gross lease receivable, the estimated residual value of the leased equipment, and the unearned lease income.
    The unearned lease income represents the excess of the gross lease receivable at inception of the contract plus the estimated residual value over the cost of the equipment being leased. ELCOA utilizes the "effective" or interest method in recognizing the remainder of unearned income. For leases originated after April 30, 1988, the Company has changed its method of accounting to conform with the requirements of FAS No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Under this method a portion of the initial direct costs as defined by FAS No. 91 ($130,565 and $140,647 for the six months ended October 31, 1995 and 1994, respectively), were accounted for as part of the Investment in Direct Financing Leases. Unearned income is earned and initial direct costs are amortized to income using the effective method over the term of the lease.

    ELCOA provides a provision for doubtful accounts based upon a periodic review (not less than quarterly) of its outstanding lease portfolio, and provides a direct charge against operations to increase the amount of stated reserves for uncollectable accounts. Any writeoffs of uncollectable leases reduce the stated amount of ELCOA's reserves. Write-offs of delinquent leases totaled $295,933 and $773,204 during the six month periods ended October 31, 1995 and 1994, respectively, while ELCOA increased these reserves by charges of $346,593 and $351,186 during the six month periods ended October 31, 1995 and 1994, respectively.

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

    The net deferred tax asset as of May 1, 1995 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

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

    For the six months ended October 31, 1995 and 1994, the provision for federal and state income taxes consists of:

                         Six Months Ended October 31,
                               1995          1994
                           --------      --------
         Current           $564,216      $ 28,234
         Deferred          (564,216)      (28,234)
                           --------      --------
                           $    ---      $    ---
                           ========      ========

    The deferred tax benefit is the change in the net deferred tax asset arising from the available carry-back claim from its parent.

    OTHER ASSETS AND LIABILITIES

    Amounts payable to equipment suppliers in the amount of $8,749 as of October 31, 1995 represents holdbacks from suppliers of equipment as additional security for performance by the underlying lessee on the related lease contract, and are payable at the termination of the contracts based upon the lessee's compliance with terms of the lease contract.

    Other assets at October 31, 1995 include $443,904 in deferred expenses, net of amortization, representing costs directly related to the Company's registration and solicitation of Demand, Fixed Rate and Money Market Thrift Certificates. Registration expenses of $99,823 at October 31, 1995 are being amortized on a straight-line basis over the estimated average lives of the debt to be issued under the registration statement. Amortization of these deferred registration expenses and solicitation costs charged to income during the six month periods ended October 31, 1995 and 1994 were $108,024 and $128,401, respectively. Also, $344,081 in commissions paid for sale of the Demand, Fixed Rate and Money Market Thrift Certificates included in Other Assets at October 31, 1995 are being amortized over the life of each respective certificate sold.

                    EQUIPMENT LEASING CORPORATION OF AMERICA
          MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
              AS PERMITTED BY GENERAL INSTRUCTION H(1)(A) AND (B)

    RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 1995 AND 1994.

    Revenues of $1,362,988 and $1,507,781 were recognized during the six months ended October 31, 1995 and 1994 respectively. Revenues decreased $144,793 or 9.6% as a result of the decrease in outstanding aggregate future receivables during these periods. The Company utilizes the "effective" method in recognizing income from deferred income on its direct finance lease portfolio. For a more detailed discussion of the manner in which income is computed and recognized, see Footnote 2 to the Financial Statements. During the six month periods ended October 31, 1995 and 1994, $4,358,100 and $4,859,513, respectively, in new gross finance lease receivables were added to the portfolio of outstanding leases, corresponding to equipment purchases of $3,344,014 and $3,671,854, respectively. Unearned income under direct finance leases reflected a net decrease of $163,948 and $118,059 during the six months ended October 31, 1995 and 1994, respectively, which resulted from a decrease in the aggregate amount of outstanding direct financing leases. Management attributes the decrease in new leases generated during the six month period ended October 31, 1995 to a reduction in equipment available for purchase from its parent, Walnut.

    Amounts paid under the service contract for lease origination in the amounts of $130,565 and $140,647, respectively, were capitalized in accordance with FAS No. 91 during the six months ended October 31, 1995, and 1994. See Footnote 2 to the Financial Statements for the six month interim period ended October 31, 1995.

    General and administrative expenses for the six month periods ended October 31, 1995 and 1994 were $484,448 and $534,025, respectively. Included in these expenses were $297,505 and $333,307, respectively, in monthly servicing fees which are to reimburse Walnut for the servicing and administration of ELCOA's outstanding leases which are charged at $6.50 per account per month. As of October 31, 1995 and 1994, there were 7,294 and 8,452 accounts outstanding, respectively. Also included in general and administrative expenses for the six months ended October 31, 1995 and 1994 are $108,024 and $128,401, respectively, which represents the amortization of the deferred registration and solicitation expenses which are included in "Other Assets" on the Balance Sheet at October 31, 1995 and 1994. See Footnote 2 to the Financial Statements for a more detailed discussion of the calculation of the amortization expense. ELCOA paid Walnut $13,000 during each of the six month periods ended October 31, 1995 and 1994, for bookkeeping fees. These fees are to reimburse Walnut for the routine bookkeeping functions performed for ELCOA and are charged at $500 per week. Also included in general and administrative expenses were $53,292 and $49,563 respectively, in transfer service fees paid to Financial Data, Inc., an affiliate. These expenses approximate the actual costs incurred in the services performed, which increased during fiscal 1996 as a result of higher costs incurred by Financial Data, Inc. from increases in the amount of debt securities outstanding.

    For the six months ended October 31, 1995 and 1994, ELCOA recognized expenses of $346,593 and $351,186, respectively, for its doubtful lease receivable provision. See Footnote 2 to the Financial Statements. This provision was recognized in order to maintain an adequate allowance, based upon management's belief and historical experience, for anticipated delinquencies and impairments from doubtful direct finance lease receivables outstanding as of October 31, 1995 and 1994. During the three months ended October 31, 1995, ELCOA continued to conduct an extensive review of the collectibility of all past due accounts, and wrote-off those situations where further costs in pursuing legal remedies in collection were considered to be unwarranted.

    As a result, past due accounts four or more monthly payments past due (on a strict contractual basis) as of October 31, 1995 were $5,060,519 or 29.97% of the $16,886,882 in aggregate future lease receivables outstanding at that date. These delinquencies increased $323,288 or 6.82% from the amount of $4,737,231 (27.4% of aggregate receivables) at April 30, 1995. Management is continuing its efforts in pursuit of collections of all past due lease receivables.

    During the six months ended October 31, 1995 and 1994, ELCOA incurred $703,083 and $673,850, respectively in interest expense on the Demand, Fixed Rate and Money Market Thrift Certificates. Accrued interest thereon of $2,604,574 and $2,303,336, respectively, were outstanding at October 31, 1995 and 1994. These expenses were reduced by interest income of $488,328 and $320,862, respectively during the six months ended October 31, 1995 and 1994. The increase in interest income during the six months ended October 31, 1995 is attributable in part to ELCOA's investment in short-term U.S. Government Treasury Bills, having maturities of three months or less. Although the interest rate on U.S. Treasury Bills was relatively comparable at October 31, 1995 and 1994 (5.31% vs. 5.51% respectively), ELCOA's investment in U.S. government Treasury Bills increased $484,160 or 6.3% to $8,123,503 at October 31, 1995 from
    $7,639,343 at October 31, 1994. The average rates of interest paid on the Certificates (including accrued interest thereon) during these periods were approximately 8.6% and 8.1%, respectively, during the six month periods ended October 31, 1995 and 1994. Effective January 1, 1991, ELCOA and Walnut, its parent, agreed to pay each other interest on any intercompany advances during each month. Interest will be charged at a rate equal to 2 1/2% above the prevailing "prime" rate of interest at Meridian Bank, Reading, Pennsylvania. During the six months ended October 31, 1995 and 1994, ELCOA included $240,887 and $139,496, respectively, as interest income under this agreement.

    During the six month periods ended October 31, 1995 and 1994, ELCOA recognized no provisions for state income taxes, or federal income taxes. See Footnote 2 to the Financial Statements.

    CAPITAL RESOURCES AND LIQUIDITY

    ELCOA has financed its growth to date primarily from the proceeds of sale of its debt securities, as well as from rental receipts from its outstanding lease portfolio. To date ELCOA has not experienced any difficulty in financing the purchase of new equipment for lease.

    Taking into consideration new lease business, cash and unhypothecated leases on hand, anticipated sales and redemptions of debt securities, and other resources, it is management's opinion that its cash will be sufficient to conduct its business and meet its anticipated obligations during the current fiscal year. No assurance can be given that the anticipated level of sales of its offering of Demand and Fixed Rate Certificates will be attained. See the Statement of Cash Flows on pages 5 and 6 of this report for an analysis of the sources and uses of cash by ELCOA during the six month periods ended October 31, 1995 and 1994.

ITEM 5. OTHER INFORMATION

    On August 2, 1995, ELCOA filed a post-effective amendment to a registration statement on Form S-2 in connection with the continuing offer and sale of its debt securities. Sales of these securities were suspended effective September 1, 1995, pending declaration of effectiveness of this post-effective amendment. Post-Effective Amendment Number 4 to Form S-2 (SEC Registration Number 33-65814) relating to $13,500,000 in principal amount of Demand and Fixed Rate Certificates remaining unsold from the prior registration was declared effective September 14, 1995. The sale of these securities commenced effective with that date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed during the three months ended October 31, 1995.

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



December 15, 1995
-----------------
      Date