Form 10-Q
period 1996-01-31
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1996-03-14
CIK 794566

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended January 31, 1996
                                    ----------------
     or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from --------------- to -------------------
     Commission File Number: 33-35664
                             --------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 15, 1996: $1.00 par value common stock - 1,000 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                    EQUIPMENT LEASING CORPORATION OF AMERICA

                                     Index
                                     -----

Part I.  Financial Information                                    Page Number
------------------------------                                    -----------
    Item 1. Financial Statements

         Balance Sheets as of January 31, 1996
         (unaudited) and April 30, 1995                                 1

         Statements of Operations; For the
         nine months ended January 31, 1996 and 1995
         and three months ended January 31, 1996
         and 1995 (unaudited)                                           3

         Statement of Changes in Shareholder's Equity;
         For the nine months ended January 31, 1996                     4
         (unaudited)

         Statements of Cash Flows For the
         nine months ended January 31, 1996 and 1995
         (unaudited)                                                    5

         Notes to Financial Statements                                  7

    Item 2. Management's Narrative Analysis of
         The Results of Operations as Permitted
         by General Instruction H(1)(A) and (B)                        10






                         EQUIPMENT LEASING CORPORATION OF AMERICA
                                      BALANCE SHEETS
                                      --------------



                                    January 31, 1996         April 30, 1995
                                    ----------------         --------------
                                      (unaudited)
ASSETS

Direct finance leases:
    Aggregate future amounts
     receivable under lease
     contracts                        $16,835,353              $17,267,612
    Estimated residual value
     of equipment                       1,639,475                1,831,613
Less:
    Unearned income under
     lease contracts                   (3,002,240)              (3,172,713)
    Advance payments                     (523,376)                (528,314)
                                       ----------               ----------
                                       14,949,212               15,398,198
    Allowance for doubtful
     lease receivables                 (1,017,448)                (974,667)
                                       ----------               ----------
                                       13,931,764               14,423,531

Due from parent                         5,591,893                3,991,986
Cash and cash equivalents               9,918,635                8,908,798
Other assets                              415,822                  423,511
                                       ----------               ----------

    TOTAL ASSETS                      $29,858,114              $27,747,826
                                      ===========              ===========









                                  SEE ACCOMPANYING NOTES
                                            1

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                               BALANCE SHEETS - (Continued)
                                      --------------


                                    January 31, 1996         April 30, 1995
                                    ----------------         --------------
                                      (unaudited)

LIABILITIES

Amounts payable to
 equipment suppliers                  $     8,749              $     8,749
Accrued expenses and other
 accounts payable                          64,338                   63,888
State income taxes                          8,401                    8,401
Demand, Fixed Rate and
 Money Market Thrift
 Certificates                          26,494,498               24,521,875
Accrued interest payable                2,778,010                2,326,708
                                       ----------               ----------
                                       29,353,996               26,929,621

SHAREHOLDER'S EQUITY

Common stock $1 par value,
 1,000 shares authorized,
 issued and outstanding                     1,000                    1,000
Variable Rate Cumulative
 Preferred Stock, Series A,
 $1 par value, 50,000 shares
 authorized, none issued                      ---                      ---
Additional paid - in capital              999,000                  999,000
Accumulated Deficit                      (495,882)                (181,795)
                                       ----------                ---------
                                          504,118                  818,205
                                       ----------                ---------
    TOTAL LIABILITIES AND
    SHAREHOLDER'S EQUITY              $29,858,114              $27,747,826
                                      ===========              ===========







                                  SEE ACCOMPANYING NOTES
                                            2

                                                          EQUIPMENT LEASING CORPORATION OF AMERICA
                                                                  STATEMENTS OF OPERATIONS

                                               For the Nine Months Ended January 31,   For the Three Months Ended January 31,
                                                     1996             1995                       1996             1995
                                                  -----------      -----------                -----------      -----------
                                                  (unaudited)      (unaudited)                (unaudited)      (unaudited)
Revenue:

Income earned under
  direct finance lease contracts                 $ 1,977,590       $2,202,991                 $   614,602      $  695,210

                                                 -----------       ----------                 -----------      ----------
Total revenue                                      1,977,590        2,202,991                     614,602         695,210
                                                 -----------       ----------                 -----------      ----------
Costs and expenses:
Interest expense, net                              1,047,676        1,002,069                     344,593         328,219

General and administrative expenses                  729,232          790,232                     244,784         256,207

Provision for doubtful lease receivables             514,769          620,073                     168,176         268,887
                                                 -----------       ----------                 -----------      ----------
    Total costs and expenses                       2,291,677        2,412,374                     757,553         853,313
                                                 -----------       ----------                 -----------      ----------
Loss before provision
  for income taxes                                  (314,087)        (209,383)                   (142,951)       (158,103)

Provision for income taxes
 - Federal (See Note 2)                                  ---              ---                         ---             ---
 - State                                                 ---              ---                         ---             ---
                                                 -----------       ----------                 -----------      ----------
Net Loss                                         $  (314,087)      $ (209,383)                $  (142,951)     $ (158,103)
                                                 ===========       ==========                 ===========      ==========





                                                                SEE ACCOMPANYING NOTES
                                                                          3


                                 EQUIPMENT LEASING CORPORATION OF AMERICA

                               STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

                                 Common Stock
                              ----------------
                              ($1.00 Par Value)
                                 1,000 shares
                                  Authorized        Additional                  Total
                                No. of shares       Paid-In        Retained      Shareholder's
                              Issued    Amount      Capital        Earnings      Equity
                              ----------------      ----------     --------      -------------

Balance, April 30, 1995       1,000     $1,000      $999,000       $(181,795)     $  818,205

Net Loss for the
nine month period
ended January 31, 1996
(unaudited)                      --         --            --        (314,087)       (314,087)
                              -----     ------      --------        --------       ---------

Balance, January 31, 1996     1,000     $1,000      $999,000       $(495,882)     $  504,118
(unaudited)                   =====     ======      ========       =========      ==========












                                          SEE ACCOMPANYING NOTES
                                                    4



                    EQUIPMENT LEASING CORPORATION OF AMERICA
                            STATEMENTS OF CASH FLOWS



                                        For the Nine Months Ended January 31,
                                                1996             1995
                                             -----------      -----------
                                             (unaudited)      (unaudited)
OPERATING ACTIVITIES
--------------------
Net Loss                                     $ (314,087)      $ (209,383)
Adjustment to Reconcile Net Loss to Net
Cash from Operating Activities:
  Amortization of Deferred Debt Expenses        172,026          182,088
  Provision for doubtful lease receivables      514,769          620,073
Effects of Changes
  in other Operating Items:
  Accrued Expenses                                  450          (23,682)
  Accrued Interest                              451,302          240,386
  Other (net)                                  (164,337)        (146,342)
                                             ----------       ----------
Net Cash From Operating Activities              660,123          663,140
                                             ----------       ----------

INVESTMENT ACTIVITIES
---------------------
Excess of Cash Received
  Over Lease Income Recorded                  4,765,807        4,866,789
Receipt of Advance Payments                     143,402          138,314
Purchase of Equipment
  for Direct Finance Leases                  (4,932,211)      (5,246,929)
                                             ----------       ----------
Net Cash Used in
  Investing Activities                       $  (23,002)      $ (241,826)
                                             ----------       ----------










                             SEE ACCOMPANYING NOTES
                                       5


                    EQUIPMENT LEASING CORPORATION OF AMERCIA
                     STATEMENTS OF CASH FLOWS - (Continued)


                                        For the Nine Months Ended January 31,

                                                1996             1995
                                             -----------      -----------
                                             (unaudited)      (unaudited)

FINANCING ACTIVITIES
--------------------
Proceeds from Issuance
  of Demand and Fixed Rate Certificates      $7,168,313       $7,826,763
Proceeds (repayments) from
 borrowings from Walnut                      (1,599,907)      (1,569,369)
Redemption of Demand, Fixed
  Rate, and Money Market Thrift
  Certificates                               (5,195,690)      (6,041,348)
                                             ----------       ----------
Net Cash Provided by
  Financing Activities                          372,716          216,046
                                             ----------       ----------
Increase (Decrease) in Cash and
   Cash Equivalents                           1,009,837          637,360
Cash and Cash Equivalents,
    Beginning of Year                         8,908,798        7,587,864
                                             ----------       ----------
Cash and Cash Equivalents,
    End of Period                            $9,918,635       $8,225,224
                                             ==========       ==========















                             SEE ACCOMPANYING NOTES
                                       6

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                     Notes to Interim Financial Statements
                  Nine Months Ended January 31, 1996 and 1995

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

2.  ACCOUNTING POLICIES

    ACCOUNTING FOR LEASES

    Equipment Leasing Corporation of America ("ELCOA")'s lease contracts provide for total noncancellable rentals which exceed the cost of leased equipment and, accordingly, are accounted for as direct finance leases. At inception, ELCOA records the gross lease receivable, the estimated residual value of the leased equipment, and the unearned lease income. The unearned lease income represents the excess of the gross lease receivable at inception of the contract plus the estimated residual value over the cost of the equipment being leased. ELCOA utilizes the "effective" or interest method in recognizing the remainder of unearned income. For leases originated after April 30, 1988, the Company has changed its method of accounting to conform with the requirements of FAS No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Under this method a portion of the initial direct costs as defined by FAS No. 91 ($191,700 and $207,219 for the nine months ended January 31, 1996 and 1995, respectively), were accounted for as part of the Investment in Direct Financing Leases. Unearned income is earned and initial direct costs are amortized to income using the effective method over the term of the lease.

    ELCOA provides a provision for doubtful accounts based upon a periodic review (not less than quarterly) of its outstanding lease portfolio, and provides a direct charge against operations to increase the amount of stated reserves for uncollectable accounts. Any writeoffs of uncollectable leases reduce the stated amount of ELCOA's reserves. Write-offs of delinquent leases totaled $471,988 and $1,143,199 during the nine month periods ended January 31, 1996 and 1995, respectively, while ELCOA increased these reserves by charges of $514,769 and $620,073 during the nine month periods ended January 31, 1996 and 1995, respectively.

    INCOME TAXES

    Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                     Notes to Interim Financial Statements
                  Nine Months Ended January 31, 1996 and 1995

    INCOME TAXES - Continued

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

    The net deferred tax asset as of April 30, 1995 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

         Operating lease method vs. direct financing method    $1,576,000
         Provision for doubtful lease receivables                 341,000
         Other                                                 (   34,000)
                                                               ----------
         Net deferred tax asset                                 1,883,000
         Valuation allowance                                   (1,883,000)
                                                               ----------
         Net deferred tax asset after valuation allowance      $      ---
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

    For the nine months ended January 31, 1996 and 1995, the provision for federal and state income taxes consists of:

                          Nine Months Ended January 31,
                               1996             1995
                          ---------        ---------
         Current          $ 805,106        $ 435,697
         Deferred          (805,106)        (435,697)
                          ---------        ---------
                          $     ---        $     ---
                          =========        =========

    The deferred tax benefit is the change in the net deferred tax asset arising from the available carry-back claim from its parent.

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                     Notes to Interim Financial Statements
                  Nine Months Ended January 31, 1996 and 1995

    OTHER ASSETS AND LIABILITIES

    Amounts payable to equipment suppliers in the amount of $8,749 as of January 31, 1996 represents holdbacks from suppliers of equipment as additional security for performance by the underlying lessee on the related lease contract, and are payable at the termination of the contracts based upon the lessee's compliance with terms of the lease contract.

    Other assets at January 31, 1996 include $415,534 in deferred expenses, net of amortization, representing costs directly related to the Company's registration and solicitation of Demand, Fixed Rate and Money Market Thrift Certificates. Registration expenses of $84,170 at January 31, 1996 are being amortized on a straight-line basis over the estimated average lives of the debt to be issued under the registration statement. Amortization of these deferred registration expenses and solicitation costs charged to income during the nine month periods ended January 31, 1996 and 1995 were $172,026 and $182,088, respectively. Also, $331,364 in commissions paid for sale of the Demand, Fixed Rate and Money Market Thrift Certificates included in Other Assets at January 31, 1996 are being amortized over the life of each respective certificate sold.

                    EQUIPMENT LEASING CORPORATION OF AMERICA
          MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
              AS PERMITTED BY GENERAL INSTRUCTION H(1)(A) AND (B)


    RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 1996 AND 1995.

    Revenues of $1,977,590 and $2,202,991 were recognized during the nine months ended January 31, 1996 and 1995 respectively. Revenues decreased $225,401 or 10.2% as a result of the decrease in outstanding aggregate future receivables during these periods. The Company utilizes the "effective" method in recognizing income from deferred income on its direct finance lease portfolio. For a more detailed discussion of the manner in which income is computed and recognized, see Footnote 2 to the Financial Statements. During the nine month periods ended January 31, 1996 and 1995, $6,499,838 and $6,860,033, respectively, in new gross finance lease receivables were added to the portfolio of outstanding leases, corresponding to equipment purchases of $4,932,211 and $5,246,929, respectively. Unearned income under direct finance leases reflected a net decrease of $170,473 and $334,208 during the nine months ended January 31, 1996 and 1995, respectively, which resulted from a decrease in the aggregate amount of outstanding direct financing leases. Management attributes the decrease in new leases generated during the nine month period ended January 31, 1996 to a reduction in equipment available for purchase from its parent, Walnut.

    Amounts paid under the service contract for lease origination in the amounts of $191,700 and $207,219, respectively, were capitalized in accordance with FAS No. 91 during the nine months ended January 31, 1996, and 1995. See Footnote 2 to the Financial Statements for the nine month interim period ended January 31, 1996.

    General and administrative expenses for the nine month periods ended January 31, 1996 and 1995 were $729,232 and $790,232, respectively. Included in these expenses were $435,253 and $494,215, respectively, in monthly servicing fees representing a reimbursement to Walnut for the servicing and administration of ELCOA's outstanding leases at a cost of $6.50 per account per month. As of January 31, 1996 and 1995, there were 6,936 and 8,158 of direct finance leases outstanding, respectively. Also included in general and administrative expenses for the nine months ended January 31, 1996 and 1995 are $172,026 and $182,088, respectively, which represents the amortization of the deferred registration and solicitation expenses which are included in "Other Assets" on the Balance Sheet at January 31, 1996 and 1995. See Footnote 2 to the Financial Statements for a more detailed discussion of the calculation of the amortization expense. ELCOA paid Walnut $19,500 during each of the nine month periods ended January 31, 1996 and 1995, for bookkeeping fees. These fees are to reimburse Walnut for the routine bookkeeping functions performed for ELCOA and are charged at $500 per week. Also included in general and administrative expenses were $79,479 and $73,359, respectively, in transfer service fees paid to Financial Data, Inc., an affiliate. These expenses approximate the actual costs incurred in the services performed, which increased during fiscal 1996 as a result of higher costs incurred by Financial Data, Inc. from increases in the amount of debt securities outstanding.

    For the nine months ended January 31, 1996 and 1995, ELCOA recognized expenses of $514,769 and $620,073, respectively, for its doubtful lease receivable provision. See Footnote 2 to the Financial Statements. This provision was recognized in order to maintain an adequate allowance, based upon management's belief and historical experience, for anticipated delinquencies and impairments from doubtful direct finance lease receivables outstanding as of January 31, 1996 and 1995. During the nine months ended January 31, 1995, ELCOA continued to conduct an extensive review of the collectibility of all past due accounts, and increased the amount of write-offs in those situations where further costs in pursuing legal remedies in collection were considered to be unwarranted.

    Past due accounts four or more monthly payments past due (on a strict contractual basis) as of January 31, 1996 were $5,178,694 or 30.76% of the $16,835,353 in aggregate future lease receivables outstanding at that date. These delinquencies increased $441,463 or 9.32% from the amount of $4,737,231 (27.4% of aggregate receivables) at April 30, 1995. Management is continuing its efforts in pursuit of collections of all past due lease receivables.

    During the nine months ended January 31, 1996 and 1995, ELCOA incurred $1,047,676 and $1,002,069, respectively in interest expense (net) on the Demand, Fixed Rate and Money Market Thrift Certificates. Accrued interest thereon of $2,778,010 and $2,334,716, respectively, were outstanding at January 31, 1996 and 1995. These expenses were reduced by interest income of $764,654 and $520,412, respectively during the nine months ended January 31, 1996 and 1995. The increase in interest income during the nine months ended January 31, 1996 is attributable in part to ELCOA's investment in short-term U.S. Government treasury bills, having three month maturities. Although the interest rate on U.S. Treasury Bills was relatively comparable at January 31, 1996 and 1995 (5.01% vs. 5.80%, respectively), ELCOA's investment in U.S. Government Treasury Bills increased $1,996,966 or 30% to $8,757,553 at January 31, 1996 from $6,790,587 at January 31, 1995. The average rates of interest paid on the Certificates (including accrued interest thereon) during these periods were approximately 8.6% and 8.2%, respectively, during the nine month periods ended January 31, 1996 and 1995. Effective January 1, 1991, ELCOA and Walnut, its parent, agreed to pay each other interest on any intercompany advances during each month. Interest will be charged at a rate equal to 2% above the prevailing "prime" rate of interest at Meridian Bank, Reading, Pennsylvania. During the nine months ended January 31, 1996 and 1995, ELCOA recognized $393,626 and $245,663, respectively, as interest income under this agreement.

    During the nine month periods ended January 31, 1996 and 1995, ELCOA recognized no provisions for state income taxes, or federal income taxes. See Footnote 2 to the Financial Statements.

    CAPITAL RESOURCES AND LIQUIDITY

    ELCOA has financed its growth to date primarily from the proceeds of sale of its debt securities, as well as from rental receipts from its outstanding lease portfolio. To date ELCOA has not experienced any difficulty in financing the purchase of new equipment for lease.

    Taking into consideration new lease business, cash and unhypothecated leases on hand, anticipated sales and redemptions of debt securities, and other resources, it is management's opinion that its cash will be sufficient to conduct its business and meet its anticipated obligations during the current fiscal year. No assurance can be given that the anticipated level of sales of its offering of Demand and Fixed Rate Certificates will be attained. Proceeds from issuances decreased by $658,450 or 8.4% to $7,168,313 for the nine months ended January 31, 1996 from $7,826,763 for the same period prior year as a result of management's efforts to slow down the solicitation of Certificate sales in light of the company's excess cash. The $845,658 or 14.0% decrease in certificate redemptions during the nine month period ended January 31, 1996 to $5,195,690 from $6,041,348 for the nine month period ended January 31, 1995 was the result of a slight decrease in market rates in general during the 3rd quarter, while, due to ELCOA's trust indenture agreement, ELCOA's rates were unable to drop accordingly, thereby making ELCOA certificates more attractive. See the Statement of Cash Flows on page 5 of this report for an analysis of the sources and uses of cash by ELCOA during the nine month periods ended January 31, 1996 and 1995.

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



March xx, 1996
--------------
     Date