Form 10-K405
period 1996-04-30
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1996-07-26
CIK 794566

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/ X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                                Commission File Number
April 30, 1996                                           33-23211

                    EQUIPMENT LEASING CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

          DELAWARE                             23-2408914
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)

              501 SILVERSIDE ROAD, STE. 76, WILMINGTON, DE  19809
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

As of June 30, 1996, there were 1,000 shares of the Registrant's common stock, $1.00 par value, outstanding. The Registrant has no other classes of common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J 1(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I
ITEM 1. BUSINESS

    Equipment Leasing Corporation of America ("ELCOA" or the "Company") was incorporated in Delaware on May 6, 1986. The Company was organized primarily to acquire general commercial and industrial equipment for lease throughout the United States. The leases have durations of one to five years. As of April 30, 1996, the Company had 6,644 direct finance leases outstanding which have an average initial term of approximately 37 months, and an average remaining lease balance of approximately $2,406.

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

ITEM 2.  PROPERTIES

    ELCOA leases office space and conference room facilities at 501 Silverside Road, Wilmington, Delaware. The lease for this space terminates on August 31, 1996, has been renewed for an additional one year term, and may be extended beyond that date on a month to month basis with 60 days notice by either landlord or tenant required to terminate it.

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

RESULTS OF OPERATIONS
THREE YEARS ENDED APRIL 30, 1996

    Management's discussion and analysis of financial condition and results of operations should be read in conjunction with ELCOA's financial statements and notes thereto appearing elsewhere herein. As regards transactions with affiliates, see Note 8 to the Financial Statements.

    ELCOA began operations on May 23, 1986 by the assignment of approximately $1,000,000 in equipment and related leases from Walnut in exchange for all of ELCOA's outstanding common stock. During the fiscal years ended April 30, 1996, 1995, and 1994, new equipment purchases for lease were $6,561,611, $7,321,620, and $6,680,452, with earned revenues recognized from direct finance leases totaling $2,610,450, $2,945,151, and $3,009,864, respectively. Revenues decreased during the fiscal years ended April 30, 1996 and 1995 as a result of the decrease in new leases generated during the year and a reduction in the amount of leases outstanding in comparison to the prior year. During the three fiscal years ended April 30, 1996 the Company's cost of operations were funded from rentals collected. The increase in cash during the fiscal year ended 1996 was attributed to a decrease in equipment purchases. Cash increased during fiscal years ended 1995 and 1994 as a result of increased sales of debt securities.

    Lease origination expenses, which represent fees incurred in the acquisition of new lease receivables from Walnut, are 4% of the equipment costs acquired by ELCOA from Walnut, plus any commissions paid to vendors. Such expenses were capitalized during the fiscal years ended April 30, 1996, 1995 and 1994, respectively. See Footnote 1 to the Financial Statements for a discussion of Financial Accounting Standards Board Statement No. 91 and its impact on operations, and for a discussion regarding the expenditures for lease origination expenses for the years ended April 30, 1996, 1995 and 1994.

    For the fiscal years ended April 30, 1996, 1995, and 1994, ELCOA incurred $972,678, $1,054,460, and $1,031,825 in general and administrative expenses, respectively. Monthly servicing and bookkeeping fees paid to Walnut in the amounts of $592,638, $676,228, and $704,522, respectively, were a primary component of general and administrative expenses. The $83,590 decrease from the fiscal year ending April 30, 1995 in comparison to the fiscal year ending April 30, 1996 is attributable to a reduction in the amount of finance leases outstanding (6,644 at April 30, 1996 from 7,964 at April 30, 1995). This decrease corresponds to the $81,782 or 7.8% overall reduction in general and administration expenses. Also included in the general and administrative expenses were $241,323, $247,561, and $188,209, respectively, of amortization of the deferred debt registration and solicitation expenses, including commissions paid on account of sales of Demand and Fixed Rate, Certificates (the "Debentures" or "Certificates"). Fees paid to Financial Data, Inc., a registered transfer agent and affiliate of the Company, for transfer agent services rendered in connection with the Demand, Fixed Rate, and previously issued Money Market Thrift Certificates, were $106,589, $99,595, and $105,334 for the fiscal years ended April 30, 1996, 1995, and 1994, respectively. See also Footnote 8 to the Financial Statements appearing herein. In the event that Walnut should cease operations or be unable to fulfill its obligations in originating and servicing of ELCOA's leases, ELCOA's costs to perform these services from unaffiliated parties might increase, further increasing the operating loss as reported.

    An allowance for doubtful direct finance lease receivables is maintained at a level management considers adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expenses and reduced by chargeoffs. ELCOA recorded provisions for doubtful lease receivables of $967,971, $1,229,845, and $707,162 for the fiscal years ended April 30, 1996,
1995, and 1994, respectively, resulting from increases in the aggregate amount of lease receivables, equipment on lease, or delinquent accounts during these fiscal years. During the twelve month period ended April 30, 1995, ELCOA conducted an extensive review of the collectibility of all past due accounts, and increased the amount of write-offs in those situations where further legal costs in pursuit of collection were considered to be unwarranted. This resulted in an extraordinary level of write-offs of older delinquent accounts during the fiscal year ended April 30, 1995. Write-offs were reduced by $525,229 or 41.8% during the current fiscal year ended April 30, 1996. ELCOA believes that its loss experience and delinquency rate are reasonable for its operations. ELCOA's rates charged on its leases tend to be higher than industry averages due to the relative lack of competition in small-ticket leasing. The higher rates are intended to offset the increased credit risks and processing costs associated with small-ticket leases. Although ELCOA's loss experience over the past five years measured as a percentage of net charge-offs to average lease receivables outstanding is consistent with industry averages, its delinquency rate is higher than industry averages because of its market, i.e. primarily small to medium sized businesses. In addition, delinquent receivable balances which are reported on a contractual basis appear higher than industry average because of ELCOA's decision to pursue delinquent lessees until all collection efforts have been completely exhausted.

    During the fiscal years ended April 30, 1996, 1995, and 1994, ELCOA incurred $2,399,018, $2,056,162, and $1,937,063, in interest expense, respectively, on average debt (including accrued interest thereon) of $28,442,700, $25,258,751, and $22,287,797, respectively, based upon the amounts of debt outstanding computed on a quarterly basis. Average interest rates on average outstanding debt, including accrued interest, but excluding income from interest on excess funds in the amounts of $1,016,596, $741,671, and $374,025, respectively, were 8.4%, 8.1%, and 8.6%, respectively, during these periods. Management attributes its current losses in large part to the differential in rates it paid on its excess cash balances in relation to interest income earned from these funds while awaiting investment in new leases. During fiscal 1996 and 1995, excess funds were invested in short-term U.S. Treasury bills with maturities of three months or less, yielding higher returns than those previously invested at bank money-market rates. Management made an effort to decrease Certificate sales during fiscal 1996 in an effort to minimize the creation of additional excess cash. As new lease volume increases, ELCOA will utilize excess cash to fund new equipment purchases. Total debt includes all of the outstanding Demand, Fixed Rate, and Money Market Thrift Certificates issued by ELCOA, and accrued interest thereon.

    During the fiscal years ended April 30, 1996, 1995, and 1994, ELCOA recognized provisions for state income taxes in the amounts of $0, $360, and $0, respectively, on its net income (loss). No provisions for federal income taxes were necessary, as a result of the benefit of Walnut's net operating loss carryforwards.

    ELCOA's revenue is set at the time a given lease contract is executed. Consequently, inflation is not expected to impact revenue subsequent to the inception of any given lease. In addition, inflation does not have a material effect on ELCOA's operating expenses as they are fixed based upon the Agreement with Walnut.

    As noted in the Statements of Cash Flows on page 11, sales of Demand and Fixed Rate Certificates increased between fiscal years ended April 30, 1994 and 1995 then decreased during the current fiscal year ended April 30, 1996. The $1,363,184 or 12.4% reduction in proceeds during the current year resulted from management's efforts to reduce the solicitation of certificate sales in light of the Company's excess cash. The $538,384 or 6.5% decrease in certificate redemptions during the fiscal year ended April 30, 1996 is attributable to a slight decrease in market rates in general. Under ELCOA's trust indenture agreement, rates were unable to drop accordingly, thereby making the rate on ELCOA certificates more attractive. In the event that future redemptions of Certificates exceed future sales of the Certificates to be offered, ELCOA may utilize its excess cash to repay such borrowings. ELCOA believes that it has sufficient cash resources to meet its normal operating requirements during the fiscal year ending April 30, 1997.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements.                                      Page
                                                                    ----
Independent Auditor's Report.                                        6

Balance Sheets as of April 30, 1996 and 1995.                        7-8

Statements of Operations for the years ended April 30,               9
1996, 1995 and 1994.

Statement of Changes in Shareholder's Equity for the years          10
ended April 30, 1996, 1995 and 1994.

Statements of Cash Flows for the years ended April                  11-12
30, 1996 and 1995, and 1994.

Notes to Financial Statements                                       13

See Item 14 on page 21 for Index of Financial Statement Schedules

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholder of Equipment Leasing Corporation of America

We have audited the accompanying balance sheets of Equipment Leasing Corporation of America (a wholly-owned subsidiary of Walnut Equipment Leasing Co., Inc.) as of April 30, 1996 and 1995 and the related statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equipment Leasing Corporation of America as of April 30, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Equipment Leasing Corporation of America will continue as a going concern, and accordingly, contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses. In addition, our opinion dated July 1, 1996 on the consolidated financial statements of Walnut Equipment Leasing Co., Inc. (parent of the company) and subsidiaries contained an explanatory paragraph which discussed the substantial doubt about Walnut Equipment Leasing Co., Inc.'s ability to continue as a going concern which raises an uncertainty as to the realization of the receivable from its parent company. These uncertainties raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  Cogen Sklar LLP
COGEN SKLAR LLP

Bala Cynwyd, Pennsylvania
July 1, 1996

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (a Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                                 BALANCE SHEETS
                               -----------------

                                                As of April 30,
                                           1996                     1995
                                    -----------             -----------
      ASSETS

Direct finance leases:
      Aggregate future amounts
       receivable under lease
       contracts                    $16,667,226             $17,267,612
      Estimated residual value
       of equipment                   1,577,174               1,831,613
Less:
      Unearned income under
       lease contracts              ( 2,953,498)            ( 3,172,713)
                                    -----------             -----------

                                     15,290,902              15,926,512
      Advance payments              (   516,658)            (   528,314)
                                    -----------             -----------

                                     14,774,244              15,398,198
      Allowance for doubtful
       lease receivables            ( 1,210,809)            (   974,667)
                                    -----------             -----------

                                     13,563,435              14,423,531
Due from parent                       6,078,559               3,991,986
Cash and cash equivalents             9,260,482               8,908,798
Other assets(includes $336,392 and
 $331,180 paid to related parties)      452,783                 423,511
                                    -----------             -----------

      TOTAL ASSETS                  $29,355,259             $27,747,826
                                    ===========             ===========










                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (a Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                          BALANCE SHEETS - (continued)
                               -----------------

                                                As of April 30,
                                           1996                     1995
                                    -----------             -----------
      LIABILITIES

Amounts payable to
 equipment suppliers                $     8,749             $     8,749
Accrued expenses and
 security deposits                       65,809                  72,289
Demand, Fixed Rate, and
 Money Market Thrift
 Certificates(includes $183,805
 and $174,907 held by
 related parties)                    26,407,959              24,521,875
Accrued interest                      2,767,158               2,326,708
                                    -----------             -----------

                                     29,249,675              26,929,621
                                    -----------             -----------

      SHAREHOLDER'S EQUITY

Common Stock $1 par value,
 1,000 shares authorized,
 issued and outstanding                   1,000                   1,000
Variable Rate Cumulative
 Prefered Stock, Series A, $1
 par value, 50,000 shares
 authorized, none issued                    ---                     ---
Additional paid - in capital            999,000                 999,000
Accumulated Deficit                 (   894,416)            (   181,795)
                                    -----------             -----------

                                        105,584                 818,205
                                    -----------             -----------

      TOTAL LIABILITIES AND
      SHAREHOLDER'S EQUITY          $29,355,259             $27,747,826
                                    ===========             ===========





                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                            STATEMENTS OF OPERATIONS
                        --------------------------------

                                         For the Years Ended April 30,

                                       1996            1995            1994
                                 ----------      ----------      ----------
Revenue:

Income earned under
  direct finance lease
  contracts                      $2,610,450      $2,945,151      $3,009,864
                                 ----------      ----------      ----------

Costs and expenses:

Interest expense, net of
  interest income of $1,016,596,
  $741,671 and $374,025,
  respectively                    1,382,422       1,314,491       1,563,038
General and administrative
  expenses (includes
  $881,382, $946,465 and $934,695,
  respectively, paid to related
  parties)                          972,678       1,054,460       1,031,825
Provision for doubtful
  lease receivables                 967,971       1,229,845         707,162
                                 ----------      ----------      ----------

Total costs and expenses          3,323,071       3,598,796       3,302,025
                                 ----------      ----------      ----------

Loss before provision
   for state income taxes          (712,621)       (653,645)       (292,161)

Provision for state income taxes        ---             360             ---
                                 ----------      ----------      ----------

Net Loss                         $( 712,621)     $( 654,005)     $( 292,161)
                                 ==========      ==========      ==========






                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                  Common Stock
               ($1.00 Par Value)
                 1,000 shares                      Retained
                   Authorized       Additional     Earnings          Total
                 No. of shares       Paid-In     (Accumulated     Shareholder's
               Issued    Amount      Capital       Deficit)          Equity
               ----------------     ----------   -----------      ------------
Balance,
April 30,
1993            1,000    $1,000     $999,000     $  764,371       $1,764,371


Net Loss for
the year ended
April 30, 1994    ---       ---          ---       (292,161)        (292,161)
                -----     -----      -------       --------         --------


Balance,
April 30,
1994            1,000     1,000      999,000        472,210        1,472,210


Net Loss for the
year ended
April 30, 1995    ---       ---          ---       (654,005)        (654,005)
                -----    ------     --------      ---------        ---------


Balance,
April 30,
1995            1,000     1,000      999,000       (181,795)          818,205


Net Loss for
the year ended
April 30, 1996    ---       ---          ---       (712,621)        (712,621)
               ------    ------     --------      ---------        ---------


Balance,
April 30,
1996            1,000    $1,000     $999,000     $ (894,416)      $  105,584
                =====    ======     ========      ==========        ========



                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                            STATEMENTS OF CASH FLOWS
                              -------------------

                                             For the Years Ended April 30,
                                          1996            1995           1994
                                    ----------     -----------    -----------
OPERATING ACTIVITIES

Net Loss                             $(712,621)     $(654,005)      $(292,161)
Adjustments to reconcile
   net loss to net cash
   provided by operating activites:
 Amortization of
   deferred debt expenses              241,323        247,561         188,209
 Provision for doubtful
   lease receivables                   967,971      1,229,845         707,162
Effects of Changes
 in other operating items:
 Accrued expenses                      ( 6,480)       (26,820)        (22,691)
 Accrued interest                      440,450         232,378        422,646
 Other assets (net)                   (270,595)       (232,922)      (252,895)
                                    ----------     -----------    -----------
Net cash provided by
  operating activities                 660,048         796,037        750,270
                                    ----------     -----------    -----------

INVESTING ACTIVITIES

Excess of cash received
  over lease income recorded         6,263,312       6,447,111      6,207,106
Increase in
 advance payments                      190,424         179,692        119,765
Purchase of equipment
  for direct finance leases         (6,561,611)     (7,321,620)    (6,680,452)
                                    ----------     -----------    -----------

Net cash used in
  investing activities               $(107,875)      $(694,817)     $(353,581)
                                    ----------     -----------    -----------








                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                     STATEMENTS OF CASH FLOWS - (continued)
                              -------------------

                                             For the Years Ended April 30,

                                          1996            1995           1994
                                    ----------     -----------    -----------
FINANCING ACTIVITIES

Proceeds from issuance
  of Demand and Fixed Rate
  Certificates                      $9,620,233     $10,983,417    $9,267,808
Net advances to parent              (2,086,573)     (1,491,170)     (840,810)
Redemption of Demand, Fixed
  Rate, and Money Market
  Thrift Certificates               (7,734,149)     (8,272,533)   (5,498,321)
                                    ----------     -----------    ----------
Net cash provided by (used in)
  financing activities                (200,489)      1,219,714     2,928,677
                                    ----------     -----------    ----------

Increase in
  Cash and Cash Equivalents            351,684       1,320,934     3,325,366
Cash and Cash Equivalents,
  Beginning of Year                  8,908,798       7,587,864     4,262,498
Cash and Cash Equivalents,          ----------     -----------    ----------
  End of Year                       $9,260,482      $8,908,798    $7,587,864
                                    ==========     ===========    ==========



















                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION AND NATURE OF OPERATIONS:

    Equipment Leasing Corporation of America ("ELCOA") was incorporated as a Delaware corporation on May 6, 1986 and commenced operations on May 23, 1986. ELCOA is a wholly-owned subsidiary of Walnut Equipment Leasing Co., Inc. ("WALNUT"), a Delaware corporation. ELCOA was formed primarily to purchase general commercial equipment for lease throughout the United States, utilizing the proceeds of sale of certain debentures referred to as "Demand, Fixed Rate, or Money Market Thrift Certificates." See Note 6.

BASIS OF FINANCIAL STATEMENT PRESENTATION

    The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Acccordingly, the financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amount of liabilities that many be necessary should the Company be unable to continue in the normal course of business.

    During the years ended April 30, 1996, 1995 and 1994, the Company incurred losses of $712,621, $654,005 and $292,161, respectively, and reported accumulated deficits of $894,416 and $181,795 at April 30, 1996 and 1995, respectively. The independent auditor's report for Walnut for each of the three years ended April 30, 1996 contained an explanatory paragraph which indicated that Walnut has suffered recurring losses from operations and has a shareholder's deficit that raise substantial doubt about that entity's ability to continue as a going concern. As a result of the transactions between the Company and Walnut in the ordinary course of business, including but not limited to advances to Walnut for future purchases of equipment for lease, a receivable from Walnut is reflected on the Company's balance sheet. Walnut's ability to continue as a going concern raises an uncertainty as to the realization of the Company's receivable from its parent company.

    The management of Walnut has initiated certain measures to refine its marketing strategy during the fiscal year ended April 30, 1996 that it believes may result in an increase in the levels of new leases to be generated in the future. Walnut must increase the level of new leases and control its costs of lease origination and administration in order to reduce its operating expenses to continue as a going concern.

    Management believes that should Walnut cease operations or be unable to fulfill its obligations in the organization and servicing of the Company's leases, that the Company could purchase leases of similar term and cost from outside sources and could service its leases by contracting with outside entities. In addition, the Company has financed, and anticipates that it will continue to finance its new business primarily from the proceeds its sale of

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

certificates, as well as from rentals received from lease contracts outstanding. Management believes that its cash flow through the sale of securities, anticipated renewal of existing indebtedness and collections from outstanding lease receivables will be adequate to meet operating needs during the ensuing year.

    LEASE ACCOUNTING:

    ELCOA is in the business of leasing commercial equipment which is specifically acquired for each lease. For financial reporting purposes, ELCOA primarily uses the direct financing method and records at the inception of the lease (a) the estimated unguaranteed residual value of the leased equipment and the aggregate amount of rentals due under the lease as the gross investment in the lease and (b) the unearned income arising from the lease, represented by the excess of (a) over the cost of the leased equipment. The unearned income is recognized as income over the term of the lease on the effective (or interest) method in accordance with the requirements of Statement of Financial Accounting Standards No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of
Leases"   ("SFAS 91").  In addition, under this method a portion of the initial direct costs as defined by SFAS 91 ($252,370, $281,531, and $256,940 for the years ended April 30, 1996, 1995 and 1994, respectively) are accounted for as part of the Investment in Direct Financing Leases. These expenses are 4% of the original equipment cost. Unearned income is earned and initial direct costs are amortized to reduce income using the effective method over the terms of each respective lease.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

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

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)


    ALLOWANCE FOR DOUBTFUL LEASE RECEIVABLES:

    An allowance for doubtful direct finance lease receivables is maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of delinquent lease receivables. The allowance is increased by provisions charged to operating expense and reduced by charge-offs based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables. Charge-offs totaled $731,829, $1,257,058, $496,088 for the years ended April 30, 1996, 1995 and 1994, respectively.

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

    The Company utilizes an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

    The net deferred tax asset as of April 30, 1996 and 1995 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                       WALNUT EQUIPMENT LEASING CO. INC.)
                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)


                                                  1996              1995
                                            ----------        ----------
         Operating lease method vs.
           direct financing method          $1,467,000        $1,576,000
         Provisions for doubtful
           lease receivables                   472,000           341,000
         Other                                 (32,000)          (34,000)
                                            ----------        ----------
         Net deferred tax asset              1,907,000         1,883,000
         Valuation allowance                (1,907,000)       (1,883,000)
                                            ----------        ----------
         Net deferred tax asset
           after valuation allowance        $      ---        $      ---
                                            ==========        ==========

    A valuation allowance was considered necessary since it is more likely than not that the Company will not realize the tax benefits of the deductible differences. There was no cumulative effect on income for prior years upon the adoption of SFAS 109, for the year ended April 30, 1995 since there was no existing deferred tax asset as of May 1, 1994.

    The Company will be included in the consolidated federal income tax return of its parent, Walnut Equipment Leasing Co., Inc.. Based on a tax allocation agreement, current federal taxes otherwise refundable (payable) under a separate company computation will be received from (paid to) its parent.

    For the fiscal years ended April 30, 1996, 1995 and 1994 there was no provision for either current or deferred federal income taxes.

    CASH FLOW STATEMENTS:

    The Company considers cash invested in short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. At April 30, 1996 and 1995, cash equivalents consisting of U.S. Government Securities amounted to $8,098,999 and 6,349,693, respectively. The company had no cash equivalents at April 30, 1994. Amounts paid for interest for the fiscal years ended April 30, 1996, 1995 and 1994 were $1,996,122, $1,898,734, and $1,549,217, respectively. Amounts paid for income taxes for the fiscal years ended April 30, 1996, 1995, and 1994 were $0, $0, and $411, respectively.

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

2.  AGGREGATE FUTURE AMOUNTS RECEIVABLE UNDER LEASE CONTRACTS:

Receivables under direct finance lease contracts at April 30, 1996 are due as follows:

              Year ending
               April 30,                Amount
              -----------          -----------
               1997                $ 9,133,987
               1998                  4,700,261
               1999                  2,110,727
               2000                    528,198
               2001 & beyond           194,053
                                   -----------
                                   $16,667,226
                                   ===========

3.  OTHER ASSETS:

    Other assets of $452,783 and $423,511 at April 30, 1996 and 1995, respectively, include $452,495 and $423,223 in deferred expenses, net of accumulated amortization, representing costs directly related to ELCOA's registration and sale of Demand, Fixed Rate, and Money Market Thrift Certificates. Such expenses are being amortized on a straight-line basis over the estimated average lives of the debt issued, and to be issued under the registration statement. Amortization of deferred expenses charged to income during the years ended April 30, 1996, 1995 and 1994, were $241,323, $247,561, and $188,209, respectively, which includes commissions paid for sale of these certificates.

4.  AMOUNTS PAYABLE TO EQUIPMENT SUPPLIERS

    Amounts payable to equipment suppliers in the amount of $8,749 as of April 30, 1996 and 1995 represents holdbacks from suppliers of equipment as additional security for performance by the underlying lessee on the related lease contract, and are payable at the termination of the contracts based upon the lessee's compliance with terms of the lease contract.

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                         NOTES TO FINANCIAL STATEMENTS

5.  INCOME TAXES

    ELCOA will file a consolidated Federal income tax return with its parent, Walnut. ELCOA has made no provision for Federal income tax expense for the years ended April 30, 1996, 1995 and 1994 due to the benefit of Walnut's net operating loss carryforwards.

    ELCOA has provided for $0, $360, and $0 in state income tax expense for the fiscal years ended April 30, 1996, 1995 and 1994, respectively.

6.  DEMAND, FIXED RATE, AND MONEY MARKET THRIFT CERTIFICATES

    The Demand, Fixed Rate, and Money Market Thrift Certificates outstanding at April 30, 1996 bear interest at rates ranging from 7.0% to 12.75%, and are due as follows:

                Year ending
                 April 30,                   Amount
                -----------             -----------
                   1997                 $15,203,974
                   1998                   3,934,697
                   1999                   2,815,391
                   2000                   1,759,532
                   2001 & beyond          2,694,365
                                        -----------
                                        $26,407,959
                                        ===========

    Included in the amounts due in the year ended April 30, 1997 are $1,331,985 of certificates payable on demand. The accrued interest of $2,767,158 at April 30, 1996 is payable upon demand.

7.  CAPITALIZATION

    On May 23, 1986, ELCOA issued all of its authorized shares of common stock (1,000 shares, $1.00 par value per share) in exchange for certain lease assets from Walnut. These shares are fully paid and nonassessable. ELCOA has also authorized the issuance of 50,000 shares of preferred stock, $1.00 par value. At April 30, 1996, no shares of preferred stock have been issued.

8.  TRANSACTIONS WITH RELATED PARTIES

    Welco Securities, Inc. ("Welco"), a registered broker/dealer and affiliate of ELCOA, has been engaged as underwriter to sell certain debt securities to the public. Under the terms of the agreement with Welco, ELCOA pays a commission to Welco of between 0.2% and 8.0% of the sale price of securities sold by Welco on ELCOA's behalf, depending upon the term of each cerificate sold. ELCOA also reimburses Welco for its out-of-pocket costs associated with

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                         NOTES TO FINANCIAL STATEMENTS

8.  TRANSACTIONS WITH RELATED PARTIES  (Continued)

the offering of these securities. ELCOA amortizes the commissions paid to Welco over the term of the certificates. Reimbursements for costs and commissions paid to Welco for the years ended April 30, 1996, 1995 and 1994, were $182,155, $170,642, and $165,581, respectively.

    Outstanding Demand, Fixed Rate, and Money Market Thrift Certificates including accrued interest, held by the President, members of his family or companies in which he is the majority shareholder were $192,264 and $181,921 at April 30, 1996 and 1995, respectively.

    Walnut, ELCOA's parent, has been engaged to perform certain lease origination functions (i.e. marketing, credit investigation, and documentation processing) on behalf of ELCOA, for which it will be paid an amount equal to four percent (4%) of the gross equipment purchased by ELCOA for lease. See Footnote 1 to the Financial Statements. During the fiscal years ended April 30, 1996, 1995, and 1994 these origination costs totaled $252,370, $281,531, and $256,940, respectively, which includes reimbursement for commissions paid to outside lease brokers. During the years ended April 30, 1996, 1995, and 1994, these costs were capitalized in accordance with SFAS No. 91. In addition, Walnut receives $6.50 per month per outstanding lease for performing certain administrative functions for ELCOA, mainly, invoicing of monthly rentals, collection of lease receivables and residual values, management guidance, personnel, financing, and the furnishing of office and computer facilities. Walnut also retains any late charges assessed delinquent lessees as reimbursement for the legal costs of collection. ELCOA also pays Walnut $500 per week for routine bookkeeping functions performed on ELCOA's behalf. Servicing fees and bookeeping charges paid Walnut for the years ended April 30, 1996, 1995 and 1994, were $592,638, $676,228, and $704,522, respectively. As of April 30, 1996, the amount due ELCOA by Walnut of $6,078,559 represents funds previously advanced mainly intended for the purchase of equipment for lease subsequent to April 30, 1996. Walnut has agreed to pay interest on these outstanding advances, at the prime rate of interest plus 2%, which amounted to $536,334, $365,438, and $207,231 for the fiscal years ended April 30, 1996,
1995 and 1994, respectively.

    A law firm owned by the beneficial owner of ELCOA has been engaged to collect overdue delinquent receivables 90 days or longer in arrears, on a contingency basis. No expenses were incurred by ELCOA during the fiscal years ended April 30, 1996, 1995, and 1994. Walnut retained late charges in the approximate amounts of $388,000, $390,000, and $368,000 for the three fiscal years ended April 30, 1996, 1995 and 1994, respectively, to offset Walnut's collection and litigation costs paid or incurred on ELCOA's behalf.

    Financial Data, Inc., a registered transfer agent and affiliate of ELCOA, performs all transfer agent duties and disburses all interest payments on behalf of ELCOA. Financial Data, Inc., is paid monthly, pursuant to its agreement with ELCOA, an amount equal to $2.00 per certificate holder per month, along with $1.00 per each certificate issued or redeemed during the month, or a minimum monthly charge of $1,000, whichever is greater. Prior to January 1, 1994, the charges were $2.50 monthly per account, and $2.00 per certificate issued or redeemed. For the years ended April 30, 1996, 1995 and 1994, these expenses totaled $106,589, $99,595, and $105,334, respectively.

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

    Not required in accordance with General Instruction J to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Not required in accordance with General Instruction J to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not required in accordance with General Instruction J to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 10-K

a)  1.  FINANCIAL STATEMENTS

    Included in Part II of this report:
                                                                   Page
                                                                   ----
        Independent Auditor's Reports                               6
        Balance Sheets                                              7-8
        Statements of Operations                                    9
        Statement of Changes in Shareholder's Equity               10
        Statements of Cash Flows                                   11-12
        Notes to Financial Statements                              13

    2.  FINANCIAL STATEMENT SCHEDULE

    (a) Report on Schedule.                                        26

    (b) Schedule VIII - Valuation and Qualifying Accounts.         27


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

    4.19 - Sixth Supplemental Trust Indenture dated as of May 15, 1996, between Registrant and First Valley Bank, Bethlehem, Pennsylvania, Trustee, incorporated by reference to Exhibit 4.17 to Registrant's Registration Statement on Form S-2. (File No. 333-02497; Filed June 4, 1996)

    4.20 - Form of Specimen of Demand Certificate; Incorporated by reference to
           Exhibit 4.18 to Registrant's Registration Statement on Form S-2. (File No. 333-02497; Filed April 15, 1996)

   4.21 - Form of Specimen of Fixed Rate Certificate; Incorporated by reference to Exhibit 4.19 to Registrant's Registration Statement on Form S-2. (File No. 333-02497; Filed April 15, 1996)

   9.     None.

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

   13.  - Inapplicable.

   18.  - None.

   19.  - None.

   22.  - Inapplicable. See General Instruction J to Form 10K.

   23.  - None.

   24.  - Inapplicable.

   25.  - None.

  *27.1 - Financial Data Schedule.

   28.  - None.

   29.  - Inapplicable.

  *       Filed with this Form 10-K.



b) Reports on Form 8-K

   (1) There were no reports filed on Form 8-K during the three months ended April 30, 1996.

                             INDEPENDENT AUDITOR'S
                     REPORT ON FINANCIAL STATEMENT SCHEDULE


    In connection with our audits of the financial statements of Equipment Leasing Corporation of America at April 30, 1996 and 1995 and for each of the three years in the period ended April 30, 1996, we have also audited the financial statement schedule included in the Form 10-K as listed in Item 14(a)(2).


    In our opinion, the financial statement schedule mentioned above presents fairly the information required to be stated therein.


/s/  Cogen Sklar LLP
Cogen Sklar LLP



Bala Cynwyd, Pennsylvania
July 1, 1996


                    EQUIPMENT LEASING CORPORATION OF AMERICA

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
    Column A               Column B     Column C     Column D      Column E
    --------               --------     --------     --------      --------

                                        Additions   Deductions
                          Balance at    ---------   ----------
                           Beginning     Charged      Amounts
                              of         to Costs     Written    Balance at
    Description             Period     and Expenses     Off      End of Period
    -----------           ----------   ------------   --------   -------------

Allowance for Doubtful Lease
Receivables (A)
- ---------------
For the Fiscal Year
Ended April 30, 1994    $  790,806    $  707,162(B) $  496,088(C)  $1,001,880

For the Fiscal
Year Ended April
30, 1995                $1,001,880    $1,229,845(B) $1,257,058(C)  $  974,667


For the Fiscal
Year Ended April
30, 1996                $  974,667    $  967,971(B) $  731,829(C)  $1,210,809


(A) Represents estimated losses that will be incurred in the collection of receivables from direct finance leases.

(B) Provisions for estimated losses calculated on the basis of amounts necessary to provide for anticipated losses on delinquent leases on an impairment basis.

(C)  Write-offs of bad-debts, net of recoveries.


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


                                    /s/  William Shapiro
                                    ----------------------------------------
                                    William Shapiro, President
                                    EQUIPMENT LEASING CORPORATION OF AMERICA

Date:  July 25, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                      Title

/s/  William Shapiro
- -----------------------       President, Chief Executive,
William Shapiro               Financial and Accounting Officer

Date:  July 25, 1996

/s/  Kenneth S. Shapiro
- -----------------------       Vice-President
Kenneth S. Shapiro

Date:  July 25, 1996

/s/  Lester D. Shapiro
- -----------------------       Secretary, Treasurer
Lester D. Shapiro             and Director

Date:  July 25, 1996

/s/  Nathan Tattar
- -----------------------       Director
Nathan Tattar

Date:  July 25, 1996

/s/  John B. Orr
- -----------------------       Director
John B. Orr

Date:  July 25, 1996

/s/  Adam Varrenti, Jr.
- -----------------------       Director
Adam Varrenti, Jr.

Date:  July 25, 1996