Form 10-K405/A
period 1996-04-30
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1996-09-11
CIK 794566

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

/ X /                        AMENDMENT NUMBER 1 TO
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

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I 1(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I
ITEM 1. BUSINESS

    Equipment Leasing Corporation of America ("ELCOA" or the "Company") was incorporated in Delaware on May 6, 1986. The Company was organized primarily to acquire general commercial and industrial equipment for lease throughout the United States. The leases have durations of two to five years. As of April 30, 1996, the Company had 6,644 direct finance leases outstanding which have an average initial term of approximately 37 months, and an average remaining lease balance of approximately $2,406.

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

    Under a Servicing Agreement dated May 23, 1986, (the "Agreement"), Walnut performs all invoicing, collection, processing and other administrative functions relating to all rentals received on the Company's behalf. In consideration for these services, the Company pays Walnut a monthly servicing fee of $6.50 for each lease account administered which is outstanding at the end of each calendar month. Walnut also retains any late charges collected under terms of the leases to reimburse it for its legal costs associated with collecting delinquent lease balances. Walnut does not guarantee, either conditionally or unconditionally, the collectibility of rentals due from the lessees. In addition, the Company pays Walnut $500 weekly to perform all routine bookkeeping and accounting functions. Management believes these transactions are on terms at least as favorable as those that the Company would receive from unrelated parties, based on a comparison of the servicing and administrative fees charged by non-related lease servicers.

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

    Not required in accordance with General Instruction I to Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

    None.

ITEM 6.  SELECTED FINANCIAL DATA


    Not required in accordance with General Instruction I to Form 10-K.

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

    To the extent that ELCOA is able to obtain funds either through future sales of Certificates or from other sources at fixed interest rates, inflation will have no impact over the term of any given borrowing. However, to the extent that the borrowings would be at variable interest rates, inflation may have a significant adverse impact on ELCOA's operations through increased costs of borrowing. The increased reliance on variable rate borrowings resulting from sales of the Certificates subjects ELCOA to increased exposure to inflation because of the risk of increased interest rates. Inflation has not had any material effect on ELCOA's operations and financial conditions during the three fiscal years ended April 30, 1996.

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

/s/  Cogen Sklar LLP
COGEN SKLAR LLP

Bala Cynwyd, Pennsylvania
July 1, 1996

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (a Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                                 BALANCE SHEETS
                               -----------------

                                                As of April 30,
                                           1996                    1995
                                    -----------             -----------
      ASSETS

Direct finance leases:
      Aggregate future amounts
       receivable under lease
       contracts                    $16,667,226             $17,267,612
      Estimated residual value
       of equipment                   1,577,174               1,831,613
      Initial direct costs, net         393,897                 414,426
Less:
      Unearned income under
       lease contracts              ( 3,347,395)            ( 3,587,139)
                                    -----------             -----------

                                     15,290,902              15,926,512
      Advance payments              (   516,658)            (   528,314)
                                    -----------             -----------

                                     14,774,244              15,398,198
      Allowance for doubtful
       lease receivables            ( 1,210,809)            (   974,667)
                                    -----------             -----------

                                     13,563,435              14,423,531
Due from parent                       6,078,559               3,991,986
Cash and cash equivalents             9,260,482               8,908,798
Other assets(includes $336,392 and
 $331,180 paid to related parties)      452,783                 423,511
                                    -----------             -----------

      TOTAL ASSETS                  $29,355,259             $27,747,826
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

    Walnut, ELCOA's parent, has been engaged to perform certain lease origination functions (i.e. marketing, credit investigation, and documentation processing) on behalf of ELCOA, for which it will be paid an amount equal to four percent (4%) of the gross equipment purchased by ELCOA for lease. See Footnote 1 to the Financial Statements. Since ELCOA has the right of selecting which leases it is willing to purchase from Walnut, it has not given Walnut the pre-approved authority to secure leases on its behalf. During the fiscal years ended April 30, 1996, 1995, and 1994 these origination costs totaled $252,370, $281,531, and $256,940, respectively, which includes reimbursement for commissions paid to outside lease brokers. During the years ended April 30, 1996, 1995, and 1994, these costs were capitalized in accordance with SFAS No.
91. In addition, Walnut receives $6.50 per month per outstanding lease for performing certain administrative functions for ELCOA, mainly, invoicing of monthly rentals, collection of lease receivables and residual values, management guidance, personnel, financing, and the furnishing of office and computer facilities. Walnut also retains any late charges assessed delinquent lessees as reimbursement for the legal costs of collection. ELCOA also pays Walnut $500 per week for routine bookkeeping functions performed on ELCOA's behalf. Servicing fees and bookeeping charges paid Walnut for the years ended April 30, 1996, 1995 and 1994, were $592,638, $676,228, and $704,522, respectively. As of April 30, 1996, the amount due ELCOA by Walnut of $6,078,559 represents funds previously advanced mainly intended for the purchase of equipment for lease subsequent to April 30, 1996. Walnut has agreed to pay interest on these outstanding advances, at the prime rate of interest plus 2%, which amounted to $536,334, $365,438, and $207,231 for the fiscal years ended April 30, 1996, 1995 and 1994, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Not required in accordance with General Instruction I to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    Not required in accordance with General Instruction I to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Not required in accordance with General Instruction I to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not required in accordance with General Instruction I to Form 10-K.

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

   11.  - Inapplicable.

   12.  - Inapplicable.

   13.  - Inapplicable.

   18.  - None.

   19.  - None.

   22.  - Inapplicable. See General Instruction I to Form 10K.

   23.  - None.

   24.  - Inapplicable.

   25.  - None.

   27.1 - Financial Data Schedule.

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

Date:  September 10, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                      Title

/s/  William Shapiro
- -----------------------       President, Chief Executive,
William Shapiro               Financial and Accounting Officer

Date:  September 10, 1996

/s/  Kenneth S. Shapiro
- -----------------------       Vice-President
Kenneth S. Shapiro

Date:  September 10, 1996

/s/  Lester D. Shapiro
- -----------------------       Secretary, Treasurer
Lester D. Shapiro             and Director

Date:  September 10, 1996

/s/  Nathan Tattar
- -----------------------       Director
Nathan Tattar

Date:  September 10, 1996

/s/  John B. Orr
- -----------------------       Director
John B. Orr

Date:  September 10, 1996

/s/  Adam Varrenti, Jr.
- -----------------------       Director
Adam Varrenti, Jr.

Date:   September 10, 1996