Form 10-Q
period 1996-07-31
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1996-09-16
CIK 794566

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 1996
                                    -------------
     or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ............... to .................
     Commission File Number: 33-35664


                    EQUIPMENT LEASING CORPORATION OF AMERICA
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                              23-2408914
- -------------------------------                       ----------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1996: $1.00 par value common stock - 1,000 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                    EQUIPMENT LEASING CORPORATION OF AMERICA

                                     INDEX


PART I. FINANCIAL INFORMATION                                     PAGE NUMBER
- -----------------------------                                     -----------
    Item 1. Financial Statements

         Balance Sheets as of July 31, 1996
         (unaudited) and April 30, 1996                                1-2

         Statements of Operations; For the
         Three months ended July 31, 1996 and 1995
         (unaudited)                                                   3

         Statement of Changes in Shareholder's Equity;
         For the Three months ended July 31, 1996                      4
         (unaudited)

         Statements of Cash Flows For the
         Three months ended July 31, 1996 and 1995
         (unaudited)                                                   5-6

         Notes to Financial Statements                                 7

    Item 2. Management's Narrative Analysis of
         The Results of Operations as Permitted
         by General Instruction H(1)(A) and (B)                        10

PART II. OTHER INFORMATION
- --------------------------

    Item 5.  Other Information                                         12

    Item 6.  Exhibits and Reports on Form 8-K                          12

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                                      BALANCE SHEETS
                                      --------------

                                    July 31, 1996           April 30, 1996
                                    -------------           --------------
                                     (unaudited)
ASSETS

Direct finance leases:
    Aggregate future amounts
     receivable under lease
     contracts                        $16,917,870              $16,667,226
    Estimated residual value
     of equipment                       1,501,451                1,577,174
    Initial direct costs, net             395,455                  393,897
Less:
    Unearned income under
     lease contracts                   (3,398,087)              (3,347,395)
    Advance payments                     (517,834)                (516,658)
                                       ----------               ----------
                                       14,898,855               14,774,244
    Allowance for doubtful
     lease receivables                 (1,087,133)              (1,210,809)
                                       ----------               ----------
                                       13,811,722               13,563,435

Due from parent                         6,661,032                6,078,559
Cash and cash equivalents               8,566,389                9,260,482
Other assets                              480,460                  452,783
                                       ----------               ----------

    TOTAL ASSETS                      $29,519,603              $29,355,259
                                      ===========              ===========
















                                  SEE ACCOMPANYING NOTES

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                               BALANCE SHEETS - (Continued)


                                    July 31, 1996           April 30, 1996
                                    -------------           --------------
                                     (unaudited)
LIABILITIES

Amounts payable to
   equipment suppliers                $     8,749              $     8,749
Accrued expenses and
    security deposits                      58,464                   65,809
Demand, Fixed Rate and
   Money Market Thrift
   Certificates                        26,560,094               26,407,959
Accrued interest                        2,921,626                2,767,158
                                       ----------               ----------
                                       29,548,933               29,249,675


SHAREHOLDER'S EQUITY (DEFICIT)

Common stock $1 par value,
   1,000 shares authorized,
   issued and outstanding                   1,000                    1,000
Variable Rate Cumulative
   Preferred Stock, Series A, $1
   par value, 50,000 shares
   authorized, none issued                    ---                      ---
Additional paid - in capital              999,000                  999,000
Accumulated deficit                    (1,029,330)                (894,416)
                                       ----------                ---------
                                          (29,330)                 105,584
                                       ----------                ---------
TOTAL LIABILITIES AND
SHAREHOLDER'S EQUITY (DEFICIT)        $29,519,603              $29,355,259
                                      ===========              ===========











                                  SEE ACCOMPANYING NOTES

                       EQUIPMENT LEASING CORPORATION OF AMERICA
                               STATEMENTS OF OPERATIONS

                                               For the Three Months Ended July 31,
                                                    1996              1995
                                                 -----------       -----------
                                                 (unaudited)       (unaudited)
Revenue:

Income earned under
  direct finance lease contracts                 $  612,570        $  714,521
                                                 ----------        ----------
Total revenue                                       612,570           714,521
                                                 ----------        ----------
Costs and expenses:
Interest expense, net                               353,844           354,916

General and administrative expenses                 227,215           233,306

Provision for doubtful lease receivables            166,425           174,641
                                                 ----------        ----------
    Total costs and expenses                        747,484           762,863
                                                 ----------        ----------

Loss before provision
  for income tax expense                           (134,914)          (48,342)

Provision for state income tax expense                  ---               ---
                                                 ----------        ----------
Net Loss                                         $ (134,914)       $  (48,342)
                                                 ==========        ==========






















                                SEE ACCOMPANYING NOTES

                                 EQUIPMENT LEASING CORPORATION OF AMERICA
                          STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)

                                 Common Stock
                              -----------------
                              ($1.00 Par Value)
                                 1,000 shares
                                  Authorized        Additional                Total
                                No. of shares       Paid-In       Accumulated  Shareholder's
                              Issued    Amount      Capital       Deficit      Equity (Deficit)
                              ------    ------      ----------    -----------  ----------------

Balance, April 30, 1996       1,000     $1,000      $999,000       $(894,416)   $   105,584

Net Loss for the
three month period
ended July 31, 1996
(unaudited)                      --         --            --        (134,914)      (134,914)
                              -----     ------      --------     -----------      ----------

Balance, July 31, 1996        1,000     $1,000      $999,000     $(1,029,330)     $ (29,330)
(unaudited)                   =====     ======      ========     ===========      =========




























                                     SEE ACCOMPANYING NOTES
                                               4


                     EQUIPMENT LEASING CORPORATION OF AMERICA
                             STATEMENTS OF CASH FLOWS

                                         For the Three Months Ended July 31,
                                                1996             1995
                                             -----------      -----------
                                             (unaudited)      (unaudited)
OPERATING ACTIVITIES
- --------------------
Net Loss                                     $  (134,914)     $   (48,342)
Adjustment to Reconcile Net
Loss to Net Cash Provided by
Operating Activities:
  Amortization of Deferred Debt Expenses          67,856           44,576
  Provision for doubtful lease receivables       166,425          174,641
Effects of Changes
  in other Operating Items:
  Accrued Expenses                                (7,345)          (4,288)
  Accrued Interest                               154,468          151,087
  Other (net)                                    (95,533)         (45,080)
                                             -----------      -----------
Net Cash Provided by Operating Activities        150,957          272,594
                                             -----------      -----------
INVESTMENT ACTIVITIES
- ---------------------
Excess of Cash Received
  Over Lease Income Recorded                   1,438,674        1,622,401
Receipt of Advance Payments                       60,069           39,801
Purchase of Equipment
  for Direct Finance Leases                   (1,913,455)      (1,727,175)
                                             -----------      -----------
Net Cash Used in
  Investing Activities                       $  (414,712)     $   (64,973)
                                             -----------      -----------















                              SEE ACCOMPANYING NOTES

                     EQUIPMENT LEASING CORPORATION OF AMERICA
                             STATEMENTS OF CASH FLOWS

                                         For the Three Months Ended July 31,
                                                1996             1995
                                             -----------      -----------
                                             (unaudited)      (unaudited)
FINANCING ACTIVITIES
- --------------------
Proceeds from Issuance
  of Demand and Fixed Rate Certificates      $ 2,363,448      $ 3,014,550
Net Advances to Parent                          (582,473)          (6,454)
Redemption of Demand, Fixed
  Rate, and Money Market Thrift
  Certificates                                (2,211,313)      (1,779,062)
                                             -----------      -----------
Net Cash Provided by (used in)
  Financing Activities                          (430,338)       1,229,034
                                             -----------      -----------
Increase (Decrease) in Cash
  and cash equivalents                          (694,093)       1,436,655
Cash and cash equivalents,
  Beginning of Year                            9,260,482        8,908,798
                                             -----------      -----------
Cash and cash equivalents,
  End of Period                              $ 8,566,389      $10,345,453
                                             ===========      ===========






















                              SEE ACCOMPANYING NOTES

                   EQUIPMENT LEASING CORPORATION OF AMERICA
                    Notes to Interim Financial Statements
                  Three Months Ended July 31, 1996 and 1995

1.  FINANCIAL STATEMENT PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto as of April 30, 1996. The accompanying financial statements have not been audited by independent accountants, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the results of operations and are not necessarily indicative of the results to be expected for the full year.

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

2.  ACCOUNTING POLICIES

ACCOUNTING FOR LEASES

Equipment Leasing Corporation of America ("ELCOA") lease contracts provide for total noncancellable rentals which exceed the cost of leased equipment and, accordingly, are accounted for as direct finance leases. At inception, ELCOA records the gross lease receivable, the estimated residual value of the leased equipment, and the unearned lease income. The unearned lease income represents the excess of the gross lease receivable at inception of the contract plus the estimated residual value over the cost of the equipment being leased. ELCOA utilizes the "effective" or interest method in recognizing the remainder of unearned income. For leases originated after April 30, 1988, the Company has changed its method of accounting to conform with the requirements of FAS No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Under this method a portion of the initial direct costs as defined by FAS No. 91 ($73,594 and $66,429 for the three months ended July 31, 1996 and 1995, respectively), were accounted for as part of the Investment in Direct Financing Leases. Unearned income is earned and initial direct costs are amortized to income using the effective method over the term of the lease.

ELCOA provides a provision for doubtful accounts based upon a periodic review (not less than quarterly) of its outstanding lease portfolio, and provides a direct charge against operations to increase the amount of stated reserves for uncollectable accounts. Any write-offs of uncollectable leases reduce the stated amount of ELCOA's reserves. Write-offs of delinquent leases totaled $290,101 and $160,483 during the three month periods ended July 31, 1996 and 1995, respectively, while ELCOA increased these reserves by charges of $166,425 and $174,641 during the three month periods ended July 31, 1996 and 1995, respectively.

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

The net deferred tax asset as of April 30, 1996 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

    Operating lease method vs. direct financing method         $1,467,000
    Provision for doubtful lease receivables                      472,000
    Other                                                         (32,000)
                                                               ----------
    Net deferred tax asset                                      1,907,000
    Valuation allowance                                        (1,907,000)
                                                               ----------
    Net deferred tax asset after valuation allowance           $     ----
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

For the three months ended July 31, 1996 and 1995, the provision for federal and state income taxes consists of:

                          Three Months Ended July 31,
                              1996             1995
                          --------         --------
         Current          $212,685         $271,098
         Deferred         (212,685)        (271,098)
                          --------         --------
                          $    ---         $    ---
                          ========         ========

The deferred tax benefit is the change in the net deferred tax asset arising from the available carry-back claim from its parent.

OTHER ASSETS AND LIABILITIES

Amounts payable to equipment suppliers in the amount of $8,749 as of July 31, 1996 represents holdbacks from suppliers of equipment as additional security for performance by the underlying lessee on the related lease contract, and are payable at the termination of the contracts based upon the lessee's compliance with terms of the lease contract.

Other assets as of July 31, 1996 include $480,172 in deferred expenses, net of amortization, representing costs directly related to the Company's registration and solicitation of Demand, Fixed Rate and Money Market Thrift Certificates. Registration expenses of $148,525 at July 31, 1996 are being amortized on a straight-line basis over the estimated average lives of the debt to be issued under the registration statement. Amortization of these deferred registration expenses and solicitation costs charged to income during the three month periods ended July 31, 1996 and 1995 were $67,856 and $44,576, respectively. Also, $331,647 in commissions paid for sale of the Demand, Fixed Rate and Money Market Thrift Certificates included in Other Assets as of July 31, 1996 are being amortized over the life of each respective certificate sold.

                   EQUIPMENT LEASING CORPORATION OF AMERICA
         MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
             AS PERMITTED BY GENERAL INSTRUCTION H(1)(A) AND (B)


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995.

Revenues of $612,570 and $714,521 were recognized during the three months ended July 31, 1996 and 1995 respectively. Revenues decreased $101,951 or 14.3% as a result of the decrease in average outstanding aggregate future receivables during these periods. The Company utilizes the "effective" method in recognizing income from deferred income on its direct finance lease portfolio. For a more detailed discussion of the manner in which income is computed and recognized, see Footnote 2 to the Financial Statements. During the three month periods ended July 31, 1996 and 1995, $2,540,777 and $2,255,150, respectively, in new gross finance lease receivables were added to the portfolio of outstanding leases, corresponding to equipment purchases of $1,913,455 and $1,727,175, respectively. Unearned income under direct finance leases reflected a net increase of $50,692 during the three months ended July 31, 1996 which resulted from an increase in new leases generated during the current period ended July 31, 1996. During a period in which the rate of growth of new lease volume increases, the growth rate of net lease revenue in that period will be less than the rate of growth in new lease volume, as income earned from new lease volume is recognized over the term of each lease contract and not necessarily in the year the contract is entered. The Company is beginning to experience an increase in new leases received from its parent, Walnut. Management expects new lease volume to continue to increase throughout the fiscal year as more leases become available for sale from Walnut as a result of certain refinements in Walnut's marketing efforts in attracting new leases.

Amounts paid under the service contract for lease origination in the amounts of $73,594 and $66,429, respectively, were capitalized in accordance with FAS No. 91 during the three months ended July 31, 1996, and 1995. See Footnote 2 to the Financial Statements.

General and administrative expenses for the three month periods ended July 31, 1996 and 1995 were $227,215 and $233,306, respectively. Included in these expenses were $124,417 and $152,282, respectively, in monthly servicing fees which are to reimburse Walnut for the servicing and administration of ELCOA's outstanding leases which are charged at $6.50 per account per month. As of July 31, 1996 and 1995, there were 6,181 and 7,700 direct finance leases outstanding, respectively. Also included in general and administrative expenses for the three months ended July 31, 1996 and 1995 are $67,856 and $44,576, respectively, which represents the amortization of the deferred registration and solicitation expenses which are included in "Other Assets" on the Balance Sheet as of July 31, 1996 and 1995. See Footnote 2 to the Financial Statements for a more detailed discussion of the calculation of the amortization expense. ELCOA paid Walnut $6,500 and $6,000, respectively, for the three month periods ended July 31, 1996 and 1995, for bookkeeping fees. These fees are to reimburse Walnut for the routine bookkeeping functions performed for ELCOA and are charged at $500 per week. Also included in general and administrative expenses were $26,201 and $26,563, respectively, in transfer service fees paid to Financial Data, Inc., an affiliate. These expenses approximate the actual costs incurred for the services performed.

For the three months ended July 31, 1996 and 1995, ELCOA recognized expenses of $166,425 and $174,641, respectively, for its doubtful lease receivable provision. See Footnote 2 to the Financial Statements. This provision was recognized in order to maintain an adequate allowance, based upon management's belief and historical experience, for anticipated delinquencies and impairments from doubtful direct finance lease receivables outstanding as of July 31, 1996 and 1995. During the three months ended July 31, 1996, ELCOA continued to conduct an extensive review of the collectibility of all past due accounts, and wrote-off those situations where further costs in pursuing legal remedies in collection were considered to be unwarranted.

As a result, past due accounts four or more monthly payments past due (on a strict contractual basis) as of July 31, 1996 were $5,257,143 or 31.1% of the $16,917,870 in aggregate future lease receivables outstanding at that date. These delinquencies decreased $71,294 or 1.3% from the amount of $5,328,437 (32.0% of aggregate receivables) as of April 30, 1996. Management is continuing its efforts in pursuit of collections of all past due lease receivables.

During the three months ended July 31, 1996 and 1995, ELCOA incurred $353,844 and $354,916, respectively in interest expense (net) on the Demand, Fixed Rate and Money Market Thrift Certificates. Accrued interest thereon of $2,921,626 and $2,477,795, respectively, were outstanding at July 31, 1996 and 1995. These expenses were reduced by interest income of $265,168 and $226,895, respectively during the three months ended July 31, 1996 and 1995. ELCOA's excess cash is invested in short-term U.S. Government Treasury Bills, having maturities of three months, with interest rates of 5.2% and 5.5% at July 31, 1996 and 1995, respectively. The average rates of interest paid on the Certificates (including accrued interest thereon) during these periods were approximately 8.4% and 8.5%, respectively, during the three month periods ended July 31, 1996 and 1995. Effective July 1, 1991, ELCOA and Walnut, its parent, agreed to pay each other interest on any intercompany advances during each month. Interest is charged at a rate equal to 2% above the prevailing "prime" rate of interest at Corestates Bank, Reading, Pennsylvania. During the three months ended July 31, 1996 and 1995, ELCOA recognized $167,562 and $108,842, respectively. The increase in interest income under this agreement was due principally to the increase in the outstanding amount due from Walnut.

During the three month periods ended July 31, 1996 and 1995, no provisions for either state or federal income taxes were necessary. See Footnote 2 to the Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

ELCOA has financed its growth to date primarily from the proceeds of sale of its debt securities, as well as from rental receipts from its outstanding lease portfolio. To date ELCOA has not experienced any difficulty in financing the purchase of new equipment for lease.

Taking into consideration new lease business, cash and unhypothecated leases on hand, anticipated sales and redemptions of debt securities, and other resources, it is management's opinion that its cash will be sufficient to conduct its business and meet its anticipated obligations during the current fiscal year. No assurance can be given that the anticipated level of sales of its offering of Demand and Fixed Rate Certificates will be attained. Proceeds during the three months ended July 31, 1996 decreased as a result of management's efforts to reduce the amount of certificate purchases in an effort to reduce the excess cash on hand. Advances to parent increased to fund additional purchases of equipment for lease by Walnut. See the Statement of Cash Flows on page 5 of this report for an analysis of the sources and uses of cash by ELCOA during the three month periods ended July 31, 1996 and 1995.

ITEM 5. OTHER INFORMATION

On September 11, 1996, ELCOA filed a post-effective amendment to a registration statement on Form S-2 in connection with the continuing offer and sale of its debt securities. Sales of these securities were suspended effective September 1, 1996, pending declaration of effectiveness of this post-effective amendment. Post-Effective Amendment Number 2 to Form S-2 (SEC Registration Number 333-02497) relating to $45,200,000 in principal amount of Demand and Fixed Rate Certificates remaining unsold from the prior registration is expected to be declared effective during September, 1996.
The sale of these securities will re-commence effective with that date.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the three months ended July 31, 1996.

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



September 16, 1996
- ------------------
      Date