Form 10-K405/A
period 1996-04-30
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1996-12-23
CIK 794566

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

/ X /                        AMENDMENT NUMBER 2 TO
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

    An allowance for doubtful direct finance lease receivables is maintained at a level management considers adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expenses and reduced by chargeoffs. ELCOA recorded provisions for doubtful lease receivables of $957,063, $1,057,634, and $613,907 for the fiscal years ended April 30, 1996,
1995, and 1994, respectively, resulting from increases in the aggregate amount of lease receivables, equipment on lease, or delinquent accounts during these fiscal years. During the twelve month period ended April 30, 1995, ELCOA conducted an extensive review of the collectibility of all past due accounts, and increased the amount of write-offs in those situations where further legal costs in pursuit of collection were considered to be unwarranted. This resulted in an extraordinary level of write-offs of older delinquent accounts during the fiscal year ended April 30, 1995. Write-offs were reduced by $525,229 or 41.8% during the current fiscal year ended April 30, 1996. ELCOA believes that its loss experience and delinquency rate are reasonable for its operations. ELCOA's rates charged on its leases tend to be higher than industry averages due to the relative lack of competition in small-ticket leasing. The higher rates are intended to offset the increased credit risks and processing costs associated with small-ticket leases. Although ELCOA's loss experience over the past five years measured as a percentage of net charge-offs to average lease receivables outstanding is consistent with industry averages, its delinquency rate is higher than industry averages because of its market, i.e. primarily small to medium sized businesses. In addition, delinquent receivable balances which are reported on a contractual basis appear higher than industry average because of ELCOA's decision to pursue delinquent lessees until all collection efforts have been completely exhausted.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements.                                      Page
                                                                    ----
Independent Auditor's Report.                                        6-7

Balance Sheets as of April 30, 1996 and 1995.                        8-9

Statements of Operations for the years ended April 30,              10
1996, 1995 and 1994.

Statement of Changes in Shareholder's Equity (Deficit) for
the years ended April 30, 1996, 1995 and 1994.                      11


Statements of Cash Flows for the years ended April                  12-13
30, 1996 and 1995, and 1994.

Notes to Financial Statements                                       14

See Item 14 on page 22 for Index of Financial Statement Schedules

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

As described in Note 9 to the financial statements, Equipment Leasing Corporation of America has restated the above mentioned financial statements for information previously available which was not used in estimating the allowance for doubtful lease receivables.

/s/  Cogen Sklar LLP
COGEN SKLAR LLP

Bala Cynwyd, Pennsylvania
July 1, 1996, except for Note 9
as to which the date is
December 20, 1996


                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (a Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                                 BALANCE SHEETS
                               -----------------

                                                  (Restated)
                                                As of April 30,
                                           1996                    1995
                                    -----------             -----------
      ASSETS

Direct finance leases:
      Aggregate future amounts
       receivable under lease
       contracts                    $16,667,226             $17,267,612
      Estimated residual value
       of equipment                   1,577,174               1,831,613
      Initial direct costs, net         393,897                 414,426
Less:
      Unearned income under
       lease contracts              ( 3,347,395)            ( 3,587,139)
                                    -----------             -----------

                                     15,290,902              15,926,512
      Advance payments              (   516,658)            (   528,314)
                                    -----------             -----------

                                     14,774,244              15,398,198
      Allowance for doubtful
       lease receivables            ( 1,751,521)            ( 1,526,287)
                                    -----------             -----------

                                     13,022,723              13,871,911
Due from parent                       6,078,559               3,991,986
Cash and cash equivalents             9,260,482               8,908,798
Other assets(includes $336,392 and
 $331,180 paid to related parties)      452,783                 423,511
                                    -----------             -----------

      TOTAL ASSETS                  $28,814,547             $27,196,206
                                    ===========             ===========









                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (a Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                          BALANCE SHEETS - (continued)
                               -----------------

                                                  (Restated)
                                                As of April 30,
                                            1996                    1995
                                     -----------             -----------
      LIABILITIES

Amounts payable to
 equipment suppliers                 $     8,749             $     8,749
Accrued expenses and
 security deposits                        65,809                  72,289
Demand, Fixed Rate, and
 Money Market Thrift
 Certificates(includes $183,805
 and $174,907 held by
 related parties)                     26,407,959              24,521,875
Accrued interest                       2,767,158               2,326,708
                                     -----------             -----------

                                     29,249,675               26,929,621
                                     -----------             -----------

      SHAREHOLDER'S EQUITY (DEFICIT)

Common Stock $1 par value,
 1,000 shares authorized,
 issued and outstanding                    1,000                   1,000
Variable Rate Cumulative
 Prefered Stock, Series A, $1
 par value, 50,000 shares
 authorized, none issued                     ---                     ---
Additional paid - in capital             999,000                 999,000
Accumulated Deficit                  ( 1,435,128)            (   733,415)
                                     -----------             -----------

                                     (   435,128)                266,585
                                     -----------             -----------

      TOTAL LIABILITIES AND
      SHAREHOLDER'S EQUITY (DEFICIT)$28,814,547              $27,196,206
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

                                                  (Restated)
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

Costs and expenses:

Interest expense, net of
  interest income of $1,016,596,
  $741,671 and $374,025,
  respectively                    1,382,422       1,314,491       1,563,038
General and administrative
  expenses (includes
  $881,382, $946,465 and $934,695,
  respectively, paid to related
  parties)                          972,678       1,054,460       1,031,825
Provision for doubtful
  lease receivables                 957,063       1,057,634         613,907
                                 ----------      ----------      ----------

Total costs and expenses          3,312,163       3,426,585       3,208,770
                                 ----------      ----------      ----------

Loss before provision
   for state income taxes          (701,713)       (481,434)       (198,906)

Provision for state income taxes        ---             360             ---
                                 ----------      ----------      ----------

Net Loss                         $( 701,713)     $( 481,794)     $( 198,906)
                                 ==========      ==========      ==========







                             SEE ACCOMPANYING NOTES

                       EQUIPMENT LEASING CORPORATION OF AMERICA
                            (A Wholly-Owned Subsidiary of
                         Walnut Equipment Leasing Co., Inc.)
                STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)
                                      (Restated)

                      Common Stock
                    ($1.00 Par Value)
                      1,000 shares
                        Authorized       Additional                      Total
                      No. of shares       Paid-In      Accumulated   Shareholder's
                    Issued    Amount      Capital        Deficit     Equity(Deficit)
                    ----------------     ----------   ------------   --------------
Balance,
April 30,
1993, previously
reported             1,000    $1,000     $999,000    $  (764,371)    $1,764,371

Prior Year effect of
restatement of
provision for doubtful
lease receivables      ---        ---         ---       (817,086)      (817,086)
                     -----     ------     -------      ----------      ---------

Balance, May 1, 1993,
as restated          1,000     1,000      999,000        (52,715)       947,285

Net Loss for
the year ended
April 30, 1994         ---       ---          ---       (198,906)      (198,906)
                     -----     -----      -------      ----------      ---------

Balance,
April 30, 1994       1,000     1,000      999,000       (251,621)      (748,379)

Net Loss for the
year ended
April 30, 1995         ---       ---          ---       (481,794)      (481,794)
                     -----    ------     --------      ----------      ---------

Balance,
April 30, 1995       1,000     1,000      999,000       (733,415)       266,585

Net Loss for
the year ended
April 30, 1996         ---       ---          ---       (701,713)      (701,713)
                     -----    ------     --------       ---------      ---------

Balance,
April 30, 1996       1,000    $1,000     $999,000    $(1,435,128)    $ (435,128)
                     =====    ======     ========    ============    ===========

                                SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                            STATEMENTS OF CASH FLOWS
                              -------------------

                                                      (Restated)
                                             For the Years Ended April 30,
                                          1996            1995           1994
                                    ----------     -----------    -----------
OPERATING ACTIVITIES

Net Loss                             $(701,713)     $(481,794)      $(198,906)
Adjustments to reconcile
   net loss to net cash
   provided by operating activites:
 Amortization of
   deferred debt expenses              241,323        247,561         188,209
 Provision for doubtful
   lease receivables                   957,063      1,057,634         613,907
Effects of Changes
 in other operating items:
 Accrued expenses                      ( 6,480)       (26,820)        (22,691)
 Accrued interest                      440,450         232,378        422,646
 Other assets (net)                   (270,595)       (232,922)      (252,895)
                                    ----------     -----------    -----------
Net cash provided by
  operating activities                 660,048         796,037        750,270
                                    ----------     -----------    -----------

INVESTING ACTIVITIES

Excess of cash received
  over lease income recorded         6,263,312       6,447,111      6,207,106
Increase in
 advance payments                      190,424         179,692        119,765
Purchase of equipment
  for direct finance leases         (6,561,611)     (7,321,620)    (6,680,452)
                                    ----------     -----------    -----------

Net cash used in
  investing activities               $(107,875)      $(694,817)     $(353,581)
                                    ----------     -----------    -----------








                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                     STATEMENTS OF CASH FLOWS - (continued)
                              -------------------

                                                       (Restated)
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

    During the years ended April 30, 1996, 1995 and 1994, the Company incurred losses of $701,713, $481,794 and $198,906, respectively, and reported accumulated deficits of $1,435,128 and $733,415 at April 30, 1996 and 1995, respectively. The independent auditor's report for Walnut for each of the three years ended April 30, 1996 contained an explanatory paragraph which indicated that Walnut has suffered recurring losses from operations and has a shareholder's deficit that raise substantial doubt about that entity's ability to continue as a going concern. As a result of the transactions between the Company and Walnut in the ordinary course of business, including but not limited to advances to Walnut for future purchases of equipment for lease, a receivable from Walnut is reflected on the Company's balance sheet. Walnut's ability to continue as a going concern raises an uncertainty as to the realization of the Company's receivable from its parent company.

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

    The law firm of William Shapiro, Esq., P.C. has been engaged by Walnut Equipment Leasing Co., Inc. to collect overdue delinquent receivables 90 days or longer in arrears, on a contingency basis, and was reimbursed by Walnut for costs and expenses incurred in these efforts. No expenses were incurred by ELCOA during the fiscal years ended April 30, 1996, 1995, and 1994. Under terms of the servicing agreement between Walnut and ELCOA, Walnut retained late charges in the approximate amounts of $388,000, $390,000, and $368,000 for the three fiscal years ended April 30, 1996, 1995 and 1994, respectively, to offset Walnut's contracted obligation for collection and litigation costs paid or incurred on ELCOA's behalf. Neither Kenneth nor William Shapiro, attorneys associated with the firm, received any compensation for services rendered by the law firm nor does the law firm report any net income from these activities. For the three fiscal years ended April 30, 1996, the relationship between amounts recovered by the law firm from delinquent lease receivables (on a consolidated basis for Walnut and ELCOA) and the costs paid the law firm by Walnut to reimburse it for these efforts was as follows:

                                     For The Three Fiscal Years Ended April 30,
                                     ------------------------------------------
                                           1996            1995            1994
                                     ----------      ----------      ----------
Amounts Collected and Remitted
by The Law Firm from Delinquent
Lease Receivables                    $1,508,000      $1,379,000      $1,626,000
-------------------------------------------------------------------------------

Amounts Paid to the Law Firm by
Walnut For Legal Collection Efforts  $  407,160      $  354,783      $  342,186

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

9.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

    Subsequent to the issuance of ELCOA's financial statements for the fiscal year ended April 30, 1996, ELCOA established certain objective criteria by which the allowance for doubtful lease receivables at April 30, 1996 and for subsequent periods could be determined. Although this information was previously available, it was not used in estimating the original allowance for doubtful lease receivables at the end of the previous fiscal reporting periods. Accordingly, the previously reported financial statements for the fiscal years ended April 30, 1996, 1995 and 1994 have been restated as follows:

                                    For the Fiscal Years Ended April 30,
                                       1996         1995        1994
                                       ----         ----        ----

Net Loss as Previously Reported     $(712,621)   $(654,005)  $(292,161)

Effect of Restatement for
provision for doubtful lease
receivables                            10,908      172,211      93,255
                                    ---------    ---------   ---------
Net Loss as Restated                $(701,713)   $(481,794)  $(198,906)
                                    =========    =========   =========


    As a result of this restatement, beginning Retained Earnings as originally reported at April 30, 1993 of $764,371 has been restated to reflect an adjustment of $817,086 resulting in a restated Accumulated Deficit of $52,715.

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

    Not required in accordance with General Instruction I to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Not required in accordance with General Instruction I to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not required in accordance with General Instruction I to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 10-K

a)  1.  FINANCIAL STATEMENTS

    Included in Part II of this report:
                                                                   Page
                                                                   ----
        Independent Auditor's Reports                               6-7
        Balance Sheets                                              8-9
        Statements of Operations                                   10
        Statement of Changes in Shareholder's Equity (Deficit)     11
        Statements of Cash Flows                                   12-13
        Notes to Financial Statements                              14

    2.  FINANCIAL STATEMENT SCHEDULE

    (a) Report on Schedule.                                        27

    (b) Schedule VIII - Valuation and Qualifying Accounts.         28


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


/s/  Cogen Sklar LLP
Cogen Sklar LLP



Bala Cynwyd, Pennsylvania
December 20, 1996


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

Allowance for Doubtful Lease
Receivables (A)
---------------
For the Fiscal Year
Ended April 30, 1994    $1,607,892    $  613,907(B) $  496,088(C)  $1,725,711

For the Fiscal
Year Ended April
30, 1995                $1,725,711    $1,057,634(B) $1,257,058(C)  $1,526,287


For the Fiscal
Year Ended April
30, 1996                $1,526,287    $  957,063(B) $  731,829(C)  $1,751,521


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

Date:  December 20, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                      Title

/s/  William Shapiro
-----------------------       President, Chief Executive,
William Shapiro               Financial and Accounting Officer

Date:  December 20, 1996

/s/  Kenneth S. Shapiro
-----------------------       Vice-President
Kenneth S. Shapiro

Date:  December 20, 1996

/s/  Lester D. Shapiro
-----------------------       Secretary, Treasurer
Lester D. Shapiro             and Director

Date:  December 20, 1996

/s/  Nathan Tattar
-----------------------       Director
Nathan Tattar

Date:  December 20, 1996

/s/  John B. Orr
-----------------------       Director
John B. Orr

Date:  December 20, 1996

/s/  Adam Varrenti, Jr.
-----------------------       Director
Adam Varrenti, Jr.

Date:  December 20, 1996