Form 10-Q/A
period 1996-07-31
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1996-12-23
CIK 794566

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                             AMENDMENT NUMBER 1 TO
                                   FORM 10-Q

(Mark One)

/X/ Amendment Number 1 to Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

         Statement of Changes in Shareholder's Deficit;
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

PART II. OTHER INFORMATION
--------------------------

    Item 5.  Other Information                                         12

    Item 6.  Exhibits and Reports on Form 8-K                          12

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                                      BALANCE SHEETS
                                      --------------

                                    July 31, 1996           April 30, 1996
                                    -------------           --------------
                                     (Restated)               (Restated)
                                     (unaudited)
ASSETS

Direct finance leases:
    Aggregate future amounts
     receivable under lease
     contracts                        $16,917,870              $16,667,226
    Estimated residual value
     of equipment                       1,501,451                1,577,174
    Initial direct costs, net             395,455                  393,897
Less:
    Unearned income under
     lease contracts                   (3,398,087)              (3,347,395)
    Advance payments                     (517,834)                (516,658)
                                       ----------               ----------
                                       14,898,855               14,774,244
    Allowance for doubtful
     lease receivables                 (1,745,786)              (1,751,521)
                                       ----------               ----------
                                       13,153,069               13,022,723

Due from parent                         6,661,032                6,078,559
Cash and cash equivalents               8,566,389                9,260,482
Other assets                              480,460                  452,783
                                       ----------               ----------

    TOTAL ASSETS                      $28,860,950              $28,814,547
                                      ===========              ===========
















                                  SEE ACCOMPANYING NOTES

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                               BALANCE SHEETS - (Continued)


                                    July 31, 1996           April 30, 1996
                                    -------------           --------------
                                     (Restated)               (Restated)
                                     (unaudited)
LIABILITIES

Amounts payable to
   equipment suppliers                $     8,749              $     8,749
Accrued expenses and
    security deposits                      58,464                   65,809
Demand, Fixed Rate and
   Money Market Thrift
   Certificates                        26,560,094               26,407,959
Accrued interest                        2,921,626                2,767,158
                                       ----------               ----------
                                       29,548,933               29,249,675


SHAREHOLDER'S DEFICIT

Common stock $1 par value,
   1,000 shares authorized,
   issued and outstanding                   1,000                    1,000
Variable Rate Cumulative
   Preferred Stock, Series A, $1
   par value, 50,000 shares
   authorized, none issued                    ---                      ---
Additional paid - in capital              999,000                  999,000
Accumulated deficit                    (1,687,983)              (1,435,128)
                                       ----------                ---------
                                         (687,983)                (435,128)
                                       ----------                ---------
TOTAL LIABILITIES AND
SHAREHOLDER'S DEFICIT                 $28,860,950              $28,814,547
                                      ===========              ===========











                                  SEE ACCOMPANYING NOTES

                       EQUIPMENT LEASING CORPORATION OF AMERICA
                               STATEMENTS OF OPERATIONS

                                                           (Restated)
                                               For the Three Months Ended July 31,
                                                    1996              1995
                                                 -----------       -----------
                                                 (unaudited)       (unaudited)
Revenue:

Income earned under
  direct finance lease contracts                 $  612,570        $  714,521
                                                 ----------        ----------
Total revenue                                       612,570           714,521
                                                 ----------        ----------
Costs and expenses:
Interest expense, net                               353,844           354,916

General and administrative expenses                 227,215           233,306

Provision for doubtful lease receivables            284,366           174,641
                                                 ----------        ----------
    Total costs and expenses                        865,425           762,863
                                                 ----------        ----------

Loss before provision
  for income tax expense                           (252,855)          (48,342)

Provision for state income tax expense                  ---               ---
                                                 ----------        ----------
Net Loss                                         $ (252,855)       $  (48,342)
                                                 ==========        ==========






















                                SEE ACCOMPANYING NOTES

                                 EQUIPMENT LEASING CORPORATION OF AMERICA
                              STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT
                                                (Restated)

                                 Common Stock
                              -----------------
                              ($1.00 Par Value)
                                 1,000 shares
                                  Authorized        Additional                Total
                                No. of shares       Paid-In       Accumulated  Shareholder's
                              Issued    Amount      Capital       Deficit      Deficit
                              ------    ------      ----------    -----------  ----------------

Balance, April 30, 1996,
Previously Reported           1,000     $1,000      $999,000      $  (894,416)  $   105,584

Prior year effect of
restatement of provision
for doubtful lease
receivables                      --         --            --         (540,712)     (540,712)
                              -----     ------      --------      -----------     ----------

Balance, May 1, 1996, as
restated                      1,000     $1,000      $999,000      $(1,435,128)  $  (435,128)

Net Loss for the
three month period
ended July 31, 1996
(unaudited)                      --         --            --         (252,855)     (252,855)
                              -----     ------      --------      -----------     ----------

Balance, July 31, 1996        1,000     $1,000      $999,000      $(1,687,983)  $  (687,983)
(unaudited)                   =====     ======      ========      ===========     =========



















                                     SEE ACCOMPANYING NOTES
                                               4


                     EQUIPMENT LEASING CORPORATION OF AMERICA
                             STATEMENTS OF CASH FLOWS

                                         For the Three Months Ended July 31,
                                                1996             1995
                                             -----------      -----------
                                             (Restated)
                                             (unaudited)      (unaudited)
OPERATING ACTIVITIES
--------------------
Net Loss                                     $  (252,855)     $   (48,342)
Adjustment to Reconcile Net
Loss to Net Cash Provided by
Operating Activities:
  Amortization of Deferred Debt Expenses          67,856           44,576
  Provision for doubtful lease receivables       284,366          174,641
Effects of Changes
  in other Operating Items:
  Accrued Expenses                                (7,345)          (4,288)
  Accrued Interest                               154,468          151,087
  Other (net)                                    (95,533)         (45,080)
                                             -----------      -----------
Net Cash Provided by Operating Activities        150,957          272,594
                                             -----------      -----------
INVESTMENT ACTIVITIES
---------------------
Excess of Cash Received
  Over Lease Income Recorded                   1,438,674        1,622,401
Receipt of Advance Payments                       60,069           39,801
Purchase of Equipment
  for Direct Finance Leases                   (1,913,455)      (1,727,175)
                                             -----------      -----------
Net Cash Used in
  Investing Activities                       $  (414,712)     $   (64,973)
                                             -----------      -----------















                              SEE ACCOMPANYING NOTES

                     EQUIPMENT LEASING CORPORATION OF AMERICA
                             STATEMENTS OF CASH FLOWS

                                         For the Three Months Ended July 31,
                                                1996             1995
                                             -----------      -----------
                                             (Restated)
                                             (unaudited)      (unaudited)
FINANCING ACTIVITIES
--------------------
Proceeds from Issuance
  of Demand and Fixed Rate Certificates      $ 2,363,448      $ 3,014,550
Net Advances to Parent                          (582,473)          (6,454)
Redemption of Demand, Fixed
  Rate, and Money Market Thrift
  Certificates                                (2,211,313)      (1,779,062)
                                             -----------      -----------
Net Cash Provided by (used in)
  Financing Activities                          (430,338)       1,229,034
                                             -----------      -----------
Increase (Decrease) in Cash
  and cash equivalents                          (694,093)       1,436,655
Cash and cash equivalents,
  Beginning of Year                            9,260,482        8,908,798
                                             -----------      -----------
Cash and cash equivalents,
  End of Period                              $ 8,566,389      $10,345,453
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

ELCOA provides a provision for doubtful accounts based upon a periodic review (not less than quarterly) of its outstanding lease portfolio, and provides a direct charge against operations to increase the amount of stated reserves for uncollectable accounts. Any write-offs of uncollectable leases reduce the stated amount of ELCOA's reserves. Write-offs of delinquent leases totaled $290,101 and $160,483 during the three month periods ended July 31, 1996 and 1995, respectively, while ELCOA increased these reserves by charges of $284,366 and $174,641 during the three month periods ended July 31, 1996 and 1995, respectively.

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

For the three months ended July 31, 1996 and 1995, ELCOA recognized expenses of $284,366 and $174,641, respectively, for its doubtful lease receivable provision. See Footnote 2 to the Financial Statements. This provision was recognized in order to maintain an adequate allowance, based upon management's belief and historical experience, for anticipated delinquencies and impairments from doubtful direct finance lease receivables outstanding as of July 31, 1996 and 1995. During the three months ended July 31, 1996, ELCOA continued to conduct an extensive review of the collectibility of all past due accounts, and wrote-off those situations where further costs in pursuing legal remedies in collection were considered to be unwarranted.

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

ITEM 5. OTHER INFORMATION

On September 11, 1996, ELCOA filed a post-effective amendment to a registration statement on Form S-2 in connection with the continuing offer and sale of its debt securities. Sales of these securities were suspended effective September 1, 1996, pending declaration of effectiveness of this post-effective amendment. Post-Effective Amendment Number 2 to Form S-2 (SEC Registration Number 333-02497) relating to $45,200,000 in principal amount of Demand and Fixed Rate Certificates remaining unsold from the prior registration was filed on December 23, 1996 is expected to be declared effective during December, 1996 or January, 1997. The sale of these securities will re-commence effective with that date.

As a result of comments received from the Division of Corporation Finance of the Securities and Exchange Commission on October 10, 1996 and December 12, 1996, ELCOA restated the allowance for doubtful lease receivables at April 30, 1996. Reference is made to Form 10-K/A filed on December 23, 1996 to reflect the restatement of previously filed financial statements. To the extent applicable, the financial statements contained in this amended Form 10-Q for the three months ended July 31, 1996 have been restated accordingly.

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



December 20, 1996
------------------
      Date