Form 10-Q
period 1996-10-31
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1996-12-23
CIK 794566

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ____________________

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended October 31, 1996
                          ----------------
     or

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of December 15, 1996: $1.00 par value common stock - 1,000 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       EQUIPMENT LEASING CORPORATION OF AMERICA

                                        INDEX

Part I.  Financial Information                                       Page Number
------------------------------                                       -----------

         Item 1.  Financial Statements

                  Balance Sheets as of October 31, 1996
                  (unaudited) and April 30, 1996                          1-2

                  Statements of Operations; For the
                  Six months ended October 31, 1996 and 1995
                  and three months ended October 31, 1996
                  and 1995 (unaudited)                                    3

                  Statement of Changes in Shareholder's Deficit;
                  For the Six months ended October 31, 1996               4
                  (unaudited)

                  Statements of Cash Flows For the
                  Six months ended October 31, 1996 and 1995
                  (unaudited)                                             5-6

                  Notes to Financial Statements                           7


         Item 2.  Management's Narrative Analysis of
                  The Results of Operations as Permitted
                  by General Instruction H(1)(A) and (B)                  10


Part II.  Other Information
---------------------------

         Item 5.  Other Information                                       12

         Item 6.  Exhibits and Reports on Form 8-K                        12


                         EQUIPMENT LEASING CORPORATION OF AMERICA
                                      BALANCE SHEETS
                                       ------------

                                    October 31, 1996         April 30, 1996
                                    ----------------         --------------
                                      (unaudited)
ASSETS

Direct finance leases:
    Aggregate future amounts
     receivable under lease
     contracts                        $17,003,620              $16,667,226
    Estimated residual value
     of equipment                       1,421,899                1,577,174
    Initial direct costs, net             435,863                  393,897
Less:
    Unearned income under
     lease contracts                   (3,479,772)              (3,347,395)
    Advance payments                     (515,489)                (516,658)
                                       ----------               ----------
                                       14,866,121               14,774,244
    Allowance for doubtful
     lease receivables                 (1,699,850)              (1,751,521)
                                       ----------               ----------
                                       13,166,271               13,022,723

Due from parent                         8,567,373                6,078,559
Cash and cash equivalents               6,176,821                9,260,482
Other assets                              443,920                  452,783
                                       ----------               ----------

    TOTAL ASSETS                      $28,354,385              $28,814,547
                                      ===========              ===========
















                                  SEE ACCOMPANYING NOTES
                                            1

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                               BALANCE SHEETS - (Continued)
                                       ------------

                                    October 31, 1996         April 30, 1996
                                    ----------------         --------------
                                      (unaudited)
LIABILITIES

Amounts payable to
  equipment suppliers                      $8,749                   $8,749
Accrued expenses and
  security deposits                        60,929                   65,809
Demand, Fixed Rate and
  Money Market Thrift Certificates     25,931,241               26,407,959
Accrued interest                        3,228,787                2,767,158
                                       ----------               ----------
                                       29,229,706               29,249,675

SHAREHOLDER'S DEFICIT

Common stock $1 par value,
  1,000 shares authorized,
  issued and outstanding                    1,000                    1,000
Variable Rate Cumulative
  Preferred Stock, Series A,
  $1 par value, 50,000 shares
  authorized, none issued                     ---                      ---
Additional paid - in capital              999,000                  999,000
Accumulated deficit                    (1,875,321)              (1,435,128)
                                       ----------               ----------
                                         (875,321)                (435,128)
                                       ----------                ---------
    TOTAL LIABILITIES AND
    SHAREHOLDER'S DEFICIT             $28,354,385              $28,814,547
                                      ===========              ===========












                                  SEE ACCOMPANYING NOTES
                                            2

                                                          EQUIPMENT LEASING CORPORATION OF AMERICA
                                                                  STATEMENTS OF OPERATIONS

                                            For the Six Months Ended October 31,  For the Three Months Ended October 31,
                                                        1996           1995                  1996             1995
                                                 -----------    -----------           -----------      -----------
                                                 (unaudited)    (unaudited)           (unaudited)      (unaudited)
Revenue:

Income earned under
  direct finance lease contracts                 $1,253,468     $1,362,988            $  640,898        $  648,467
                                                 ----------     ----------            ----------        ----------
Total revenue                                     1,253,468      1,362,988               640,898           648,467
                                                 ----------     ----------            ----------        ----------
Costs and expenses:

Interest expense, net                               691,990        703,083               338,146           348,167

General and administrative expenses                 457,673        484,448               230,458           251,142

Provision for doubtful lease receivables            543,998        346,593               259,632           171,952
                                                 ----------     ----------            ----------        ----------
    Total costs and expenses                      1,693,661      1,534,124               828,236           771,261
                                                 ----------     ----------            ----------        ----------
Loss before provision
  for income tax expense                           (440,193)      (171,136)             (187,338)         (122,794)

Provision for state income tax expense                  ---            ---                   ---               ---
                                                 ----------     ----------            ----------        ----------
Net Loss                                         $ (440,193)    $ (171,136)           $ (187,338)       $ (122,794)
                                                 ==========     ===========           ===========       ===========





                                                                SEE ACCOMPANYING NOTES
                                                                          3

                                 EQUIPMENT LEASING CORPORATION OF AMERICA
                              STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT
                                 Common Stock
                              -----------------
                              ($1.00 Par Value)
                                 1,000 shares
                                  Authorized
                              -----------------     Additional                  Total
                                No. of shares       Paid-In        Accumulated   Shareholder's
                              Issued    Amount      Capital        Deficit       Deficit
                              ------    -------     ----------     -----------   ---------------
Balance, April 30, 1996       1,000     $1,000      $999,000       $(1,435,128)    $ (435,128)
Net Loss for the
six month period
ended October 31, 1996
(unaudited)                      --         --            --          (440,193)      (440,193)
                              -----     ------      --------       -----------       --------

Balance, October 31, 1996     1,000     $1,000      $999,000       $(1,875,321)    $ (875,321)
(unaudited)                   =====     ======      ========       ===========     ==========











                                          SEE ACCOMPANYING NOTES
                                                    4

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                                 STATEMENTS OF CASH FLOWS


                                           For the Six Months Ended October 31,
                                                   1996               1995
                                            -----------        -----------
                                            (unaudited)        (unaudited)
OPERATING ACTIVITIES
--------------------
Net Loss                                     $ (440,193)        $ (171,136)
Adjustment to Reconcile
  Net Loss to Net Cash Provided by
  Operating Activities:
  Amortization of Deferred Debt Expenses        130,329            108,024
  Provision for doubtful lease receivables      543,998            346,593
Effects of Changes
  in other Operating Items:
  Accrued Expenses                               (4,880)           (11,228)
  Accrued Interest                              461,629            277,866
  Other (net)                                  (121,466)          (128,705)
                                             ----------         ----------
Net Cash Provided by Operating Activities       569,417            421,414
                                             ----------         ----------

INVESTING ACTIVITIES
---------------------
Excess of Cash Received
  Over Lease Income Recorded                  2,906,791          3,275,370
Receipt of Advance Payments                     141,088             91,004
Purchase of Equipment
  for Direct Finance Leases                  (3,735,425)        (3,344,014)
                                             ----------         ----------

Net Cash Provided by (Used in)
  Investing Activities                         (687,546)            22,360
                                             ----------         ----------









                                  SEE ACCOMPANYING NOTES
                                            5

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                          STATEMENTS OF CASH FLOWS - (Continued)


                                         For the Six Months Ended October 31,
                                                    1996             1995
                                             -----------      -----------
                                             (unaudited)      (unaudited)
FINANCING ACTIVITIES
--------------------
Proceeds from Issuance
  of Demand and Fixed Rate Certificates      $ 3,096,902       $ 5,533,126
Net Advances to Parent                        (2,488,814)         (826,255)
Redemption of Demand, Fixed
  Rate, and Money Market Thrift
  Certificates                                (3,573,620)       (3,757,861)
                                             -----------       -----------
Net Cash Provided by (Used in)
  Financing Activities                        (2,965,532)          949,010
                                             -----------       -----------
Increase (Decrease) in Cash
  and cash equivalents                        (3,083,661)        1,392,784
Cash and cash equivalents,
  Beginning of year                            9,260,482         8,908,798
                                             -----------       -----------
Cash and cash equivalents,
  End of Period                             $  6,176,821       $10,301,582
                                             ===========       ===========


















                                  SEE ACCOMPANYING NOTES
                                            6

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                     Notes to Interim Financial Statements
                   Six Months Ended October 31, 1996 and 1995


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

2.  ACCOUNTING POLICIES

    ACCOUNTING FOR LEASES

    Equipment Leasing Corporation of America ("ELCOA")'s lease contracts provide for total noncancellable rentals which exceed the cost of leased equipment and, accordingly, are accounted for as direct finance leases.
    At inception, ELCOA records the gross lease receivable, the estimated residual value of the leased equipment, and the unearned lease income.
    The unearned lease income represents the excess of the gross lease receivable at inception of the contract plus the estimated residual value over the cost of the equipment being leased. ELCOA utilizes the "effective" or interest method in recognizing the remainder of unearned income. For leases originated after April 30, 1988, the Company has changed its method of accounting to conform with the requirements of FAS No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Under this method a portion of the initial direct costs as defined by FAS No. 91 ($189,624 and $130,565 for the six months ended October 31, 1996 and 1995, respectively), were accounted for as part of the Investment in Direct Financing Leases. Unearned income is earned and initial direct costs are amortized to income using the effective method over the term of the lease.

    ELCOA provides a provision for doubtful accounts based upon a periodic review (not less than quarterly) of its outstanding lease portfolio, and provides a direct charge against operations to increase the amount of stated reserves for uncollectable accounts. Any writeoffs of uncollectable leases reduce the stated amount of ELCOA's reserves. Write-offs of delinquent leases totaled $595,669 and $295,933 during the six month periods ended October 31, 1996 and 1995, respectively, while ELCOA increased these reserves by charges of $543,998 and $346,593 during the six month periods ended October 31, 1996 and 1995, respectively.

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

    The net deferred tax asset as of May 1, 1996 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

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

    For the six months ended October 31, 1996 and 1995, the provision for federal and state income taxes consists of:

                         Six Months Ended October 31,
                               1996          1995
                           --------      --------
         Current           $416,627      $564,216
         Deferred          (416,627)     (564,216)
                           --------      --------
                           $    ---      $    ---
                           ========      ========

    The deferred tax benefit is the change in the net deferred tax asset arising from the available carry-back claim from its parent.

    OTHER ASSETS AND LIABILITIES

    Amounts payable to equipment suppliers in the amount of $8,749 as of October 31, 1996 represents holdbacks from suppliers of equipment as additional security for performance by the underlying lessee on the related lease contract, and are payable at the termination of the contracts based upon the lessee's compliance with terms of the lease contract.

    Other assets at October 31, 1996 include $443,631 in deferred expenses, net of amortization, representing costs directly related to the Company's registration and solicitation of Demand, Fixed Rate and Money Market Thrift Certificates. Registration expenses of $140,099 at October 31, 1996 are being amortized on a straight-line basis over the estimated average lives of the debt to be issued under the registration statement. Amortization of these deferred registration expenses and solicitation costs charged to income during the six month periods ended October 31, 1996 and 1995 were $130,329 and $108,024, respectively. Also, $303,532 in commissions paid for sale of the Demand, Fixed Rate and Money Market Thrift Certificates included in Other Assets at October 31, 1996 are being amortized over the life of each respective certificate sold.

                    EQUIPMENT LEASING CORPORATION OF AMERICA
          MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
              AS PERMITTED BY GENERAL INSTRUCTION H(1)(A) AND (B)

    RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995.

    Revenues of $1,253,468 and $1,362,988 were recognized during the six months ended October 31, 1996 and 1995 respectively. Revenues decreased $109,520 or 8.04% as a result of changes in the composition of the aging of the outstanding aggregate future receivables during these periods. The Company utilizes the "effective" method in recognizing income from deferred income on its direct finance lease portfolio. For a more detailed discussion of the manner in which income is computed and recognized, see Footnote 2 to the Financial Statements. During the six month periods ended October 31, 1996 and 1995, $4,965,522 and $4,358,100, respectively, in new gross finance lease receivables were added to the portfolio of outstanding leases, corresponding to equipment purchases of $3,735,425 and $3,344,014, respectively. Unearned income under direct finance leases reflected a net increase of $132,377 during the six months ended October 31, 1996 after having decreased $163,948 during the six months ended October 31, 1995. During a period in which new lease volume grows, the rate of growth in new lease volume and unearned income will exceed the rate of growth, if any, of income earned under direct finance leases as unearned income is recognized over the term of the lease and not necessarily in the year of origination. Management attributes the increase in new leases generated during the six month period ended October 31, 1996 to an increase in equipment available for purchase from its parent, Walnut.

    Amounts paid under the service contract for lease origination in the amounts of $189,624 and $130,565, respectively, were capitalized in accordance with FAS No. 91 during the six months ended October 31, 1996, and 1995. See Footnote 2 to the Financial Statements for the six month interim period ended October 31, 1996.

    General and administrative expenses for the six month periods ended October 31, 1996 and 1995 were $457,673 and $484,448, respectively. Included in these expenses were $245,466 and $297,505, respectively, in monthly servicing fees which are to reimburse Walnut for the servicing and administration of ELCOA's outstanding leases which are charged at $6.50 per account per month. As of October 31, 1996 and 1995, there were 6,104 and 7,294 accounts outstanding, respectively. Also included in general and administrative expenses for the six months ended October 31, 1996 and 1995 are $130,329 and $108,024, respectively, which represents the amortization of the deferred registration and solicitation expenses which are included in "Other Assets" on the Balance Sheet at October 31, 1996 and 1995. See Footnote 2 to the Financial Statements for a more detailed discussion of the calculation of the amortization expense. ELCOA paid Walnut $13,000 during each of the six month periods ended October 31, 1996 and 1995, for bookkeeping fees. These fees are to reimburse Walnut for the routine bookkeeping functions performed for ELCOA and are charged at $500 per week. Also included in general and administrative expenses were $50,398 and $53,292 respectively, in transfer service fees paid to Financial Data, Inc., an affiliate. These expenses approximate the actual costs incurred in the services performed, which decreased during the six months ended October 31, 1996 as a result of the suspension of sales of certificates effective September 1, 1996 pending effectiveness of a Post-effective amendment to a registration statement. See "Other Information below.

    For the six months ended October 31, 1996 and 1995, ELCOA recognized expenses of $543,998 and $346,593, respectively, for its doubtful lease receivable provision. See Footnote 2 to the Financial Statements. This provision was recognized in order to maintain an adequate allowance, based upon management's belief and historical experience, for anticipated delinquencies and impairments from doubtful direct finance lease receivables outstanding as of October 31, 1996 and 1995. During the three months ended October 31, 1996, ELCOA continued to conduct an extensive review of the collectibility of all past due accounts, and wrote-off those situations where further costs in pursuing legal remedies in collection were considered to be unwarranted. As a result, past due accounts four or more monthly payments past due (on a strict contractual basis) as of October 31, 1996 were $5,191,027 or 30.53% of the $17,003,620 in aggregate future lease receivables outstanding at that date. These delinquencies decreased $137,410 or 2.58% from the amount of $5,328,437 (32.0% of aggregate receivables) at April 30, 1996. Management is continuing its efforts in pursuit of collections of all past due lease receivables.

    During the six months ended October 31, 1996 and 1995, ELCOA incurred $691,990 and $703,083, respectively in interest expense on the Demand, Fixed Rate and Money Market Thrift Certificates. Accrued interest thereon of $3,228,787 and $2,604,574, respectively, were outstanding at October 31, 1996 and 1995. These expenses were reduced by interest income of $550,421 and $488,328, respectively during the six months ended October 31, 1996 and 1995. ELCOA's excess cash is invested in short-term U.S. Government Treasury Bills having maturities of three months, with interest rates of 5.0% and 5.3% at October 31, 1996 and 1995, respectively. The average rates of interest paid on the Certificates (including accrued interest thereon) during these periods were approximately 8.5% and 8.6%, respectively, during the six month periods ended October 31, 1996 and 1995. Effective January 1, 1991, ELCOA and Walnut, its parent, agreed to pay each other interest on any intercompany advances during each month. Interest will be charged at a rate equal to 2% above the prevailing "prime" rate of interest at Meridian Bank, Reading, Pennsylvania. During the six months ended October 31, 1996 and 1995, ELCOA included $364,015 and $240,887, respectively, as interest income under this agreement.

    During the six month periods ended October 31, 1996 and 1995, ELCOA recognized no provisions for state income taxes, or federal income taxes. See Footnote 2 to the Financial Statements.

    CAPITAL RESOURCES AND LIQUIDITY

    ELCOA has financed its growth to date primarily from the proceeds of sale of its debt securities, as well as from rental receipts from its outstanding lease portfolio. To date ELCOA has not experienced any difficulty in financing the purchase of new equipment for lease.
    Taking into consideration new lease business, cash and unhypothecated leases on hand, anticipated sales and redemptions of debt securities, and other resources, it is management's opinion that its cash will be sufficient to conduct its business and meet its anticipated obligations during the current fiscal year. No assurance can be given that the anticipated level of sales of its offering of Demand and Fixed Rate Certificates will be attained. Sales of demand and fixed rate certificates were suspended effective September 1, 1996, pending declaration of effectiveness of a post-effective amendment to a registration statement. As a result, proceeds from the issuance of debt securities have decreased during the current six months ended October 31, 1996 as compared to the same period prior year. See the Statement of Cash Flows on pages 5 and 6 of this report for an analysis of the sources and uses of cash by ELCOA during the six month periods ended October 31, 1996 and 1995.

ITEM 5. OTHER INFORMATION

    On September 11, 1996, ELCOA filed a post-effective amendment to a registration statement on Form S-2 in connection with the continuing offer and sale of its debt securities. Sales of these securities were suspended effective September 1, 1996, pending declaration of effectiveness of this post-effective amendment. Post-Effective Amendment Number 2 to Form S-2 (SEC Registration Number 333-02497) relating to $45,200,000 in principal amount of Demand and Fixed Rate Certificates remaining unsold from the prior registration was filed on December 23, 1996, is expected to be declared effective during either December, 1996 or January, 1997. The amendment to the registration statement noted above that was filed on December 23, 1996 included restated financial statements for the three fiscal years ended April 30, 1996. In this regard, ELCOA filed an amended annual report on Form 10-K on December 23, 1996. The sale of these securities will commence effective with that date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed during the three months ended October 31, 1996.

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



December 20, 1996
-----------------
      Date