Form 10-Q
period 1997-01-31
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1997-03-17
CIK 794566

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended January 31, 1997
                                    ----------------
     or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 15, 1997: $1.00 par value common stock - 1,000 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                    EQUIPMENT LEASING CORPORATION OF AMERICA

                                     Index
                                     -----

Part I.  Financial Information                                    Page Number
------------------------------                                    -----------
    Item 1. Financial Statements

         Balance Sheets as of January 31, 1997
         (unaudited) and April 30, 1996                                 1

         Statements of Operations; For the
         nine months ended January 31, 1997 and 1996
         and three months ended January 31, 1997
         and 1996 (unaudited)                                           3

         Statement of Changes in Shareholder's Deficit;
         For the nine months ended January 31, 1997                     4
         (unaudited)

         Statements of Cash Flows For the nine months
         ended January 31, 1997 and 1996 (unaudited)                    5

         Notes to Financial Statements                                  7

    Item 2. Management's Narrative Analysis of
         The Results of Operations as Permitted
         by General Instruction H(1)(A) and (B)                        10






                         EQUIPMENT LEASING CORPORATION OF AMERICA
                                      BALANCE SHEETS
                                      --------------



                                    January 31, 1997         April 30, 1996
                                    ----------------         --------------
                                      (unaudited)
ASSETS

Direct finance leases:
    Aggregate future amounts
     receivable under lease
     contracts                        $18,077,502              $16,667,226
    Estimated residual value
     of equipment                       1,388,188                1,577,174

Initial direct cost, net                  473,696                  393,897

Less:
    Unearned income under
     lease contracts                   (3,817,489)              (3,347,395)
    Advance payments                     (544,709)                (516,658)
                                       ----------               ----------
                                       15,577,188               14,774,244
    Allowance for doubtful
     lease receivables                 (1,815,566)              (1,751,521)
                                       ----------               ----------
                                       13,761,622               13,022,723

Due from parent                        10,143,628                6,078,559
Cash and cash equivalents               2,662,884                9,260,482
Other assets                              429,260                  452,783
                                       ----------               ----------

    TOTAL ASSETS                      $26,997,394              $28,814,547
                                      ===========              ===========










                                  SEE ACCOMPANYING NOTES
                                            1

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                               BALANCE SHEETS - (Continued)
                                      --------------


                                   January 31, 1997          April 30, 1996
                                   ----------------          --------------
                                     (unaudited)

LIABILITIES

Amounts payable to
 equipment suppliers                 $      8,749              $     8,749
Accrued expenses and
 security deposits                         75,195                   65,809
Demand, fixed rate and
 money market thrift certificates      24,716,644               26,407,959
Accrued interest                        3,265,196                2,767,158
                                       ----------               ----------
                                       28,065,784               29,249,675

SHAREHOLDER'S DEFICIT

Common stock $1 par value,
 1,000 shares authorized,
 issued and outstanding                     1,000                    1,000
Variable rate cumulative
 preferred stock, series A,
 $1 par value, 50,000 shares
 authorized, none issued                      ---                      ---
Additional paid - in capital              999,000                  999,000
Accumulated deficit                    (2,068,390)              (1,435,128)
                                       ----------                ---------
                                       (1,068,390)                (435,128)
                                       ----------                ---------
    TOTAL LIABILITIES AND
    SHAREHOLDER'S DEFICIT             $26,997,394              $28,814,547
                                      ===========              ===========











                                  SEE ACCOMPANYING NOTES
                                            2

                                                          EQUIPMENT LEASING CORPORATION OF AMERICA
                                                                  STATEMENTS OF OPERATIONS

                                               For the Nine Months Ended January 31,   For the Three Months Ended January 31,
                                                     1997             1996                       1997             1996
                                                  -----------      -----------                -----------      -----------
                                                  (unaudited)      (unaudited)                (unaudited)      (unaudited)
Revenue:

Income earned under
  direct finance lease contracts                 $ 1,871,140       $ 1,977,590                $  617,672       $   614,602

                                                 -----------       -----------                ----------       -----------
Total revenue                                      1,871,140         1,977,590                   617,672           614,602
                                                 -----------       -----------                ----------       -----------
Costs and expenses:
Interest expense, net                                994,522         1,047,676                   302,532           344,593

General and administrative expenses                  662,182           729,232                   204,509           244,784

Provision for doubtful lease receivables             847,698           514,769                   303,700           168,176
                                                 ------------      -----------                ----------       -----------
    Total costs and expenses                       2,504,402         2,291,677                   810,741           757,553
                                                 ------------      -----------                ----------       -----------
Loss before provision
  for income tax expense                           (633,262)          (314,087)                 (193,069)         (142,951)

Provision for income taxes
 - Federal (See Note 2)                                 ---                ---                       ---               ---
 - State                                                ---                ---                       ---               ---
                                                 ----------        -----------                ----------       -----------
Net Loss                                         $ (633,262)       $  (314,087)               $ (193,069)      $  (142,951)
                                                 ==========        ===========                ==========       ===========





                                                                SEE ACCOMPANYING NOTES
                                                                          3


                                 EQUIPMENT LEASING CORPORATION OF AMERICA

                              STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT

                                 Common Stock
                              ----------------
                              ($1.00 Par Value)
                                 1,000 shares
                                  Authorized        Additional                  Total
                                No. of shares       Paid-In        Accumulated   Shareholder's
                              Issued    Amount      Capital        Deficit       Deficit
                              ----------------      ----------     -----------   -------------

Balance, April 30, 1996       1,000     $1,000      $999,000       $(1,435,128)  $  (435,128)

Net Loss for the
nine month period
ended January 31, 1997
(unaudited)                      --         --            --          (633,262)     (633,262)
                              -----     ------      --------        ----------   -----------

Balance, January 31, 1997     1,000     $1,000      $999,000       $(2,068,390)  $(1,068,390)
(unaudited)                   =====     ======      ========       ===========   ===========












                                          SEE ACCOMPANYING NOTES
                                                    4



                    EQUIPMENT LEASING CORPORATION OF AMERICA
                            STATEMENTS OF CASH FLOWS



                                        For the Nine Months Ended January 31,
                                                1997             1996
                                             -----------      -----------
                                             (unaudited)      (unaudited)
OPERATING ACTIVITIES
--------------------
Net Loss                                     $  (633,262)     $ (314,087)
Adjustment to Reconcile Net Loss to Net
Cash from Operating Activities:
  Amortization of Deferred Debt Expenses         176,436         172,026
  Provision for doubtful lease receivables       847,698         514,769
Effects of Changes
  in other Operating Items:
  Accrued Expenses                                 9,386             450
  Accrued Interest                               498,038         451,302
  Other (net)                                   (152,913)       (164,337)
                                             -----------      ----------
Net Cash Provided By Operating Activities        745,383         660,123
                                             -----------      ----------

INVESTING ACTIVITIES
---------------------
Excess of Cash Received
  Over Lease Income Recorded                   4,316,048       4,765,807
Receipt of Advance Payments                      216,362         143,402
Purchase of Equipment
  for Direct Finance Leases                   (6,119,007)     (4,932,211)
                                             -----------      ----------
Net Cash Used In
  Investing Activities                       $(1,586,597)     $  (23,002)
                                             -----------      ----------










                             SEE ACCOMPANYING NOTES
                                       5



                    EQUIPMENT LEASING CORPORATION OF AMERCIA
                     STATEMENTS OF CASH FLOWS - (Continued)


                                        For the Nine Months Ended January 31,

                                                1997             1996
                                             -----------      -----------
                                             (unaudited)      (unaudited)

FINANCING ACTIVITIES
--------------------
Proceeds from Issuance
  of Demand and Fixed Rate Certificates      $3,351,242       $7,168,313
Net Advances to Parent                       (4,065,069)      (1,599,907)
Redemption of Demand, Fixed
  Rate, and Money Market Thrift
  Certificates                               (5,042,557)      (5,195,690)
                                             ----------       ----------
Net Cash Provided by (used in)
  Financing Activities                       (5,756,384)         372,716
                                             ----------       ----------
Increase (Decrease) in Cash and
   Cash Equivalents                          (6,597,598)       1,009,837
Cash and Cash Equivalents,
    Beginning of Year                         9,260,482        8,908,798
                                             ----------       ----------
Cash and Cash Equivalents,
    End of Period                            $2,662,884       $9,918,635
                                             ==========       ==========

















                             SEE ACCOMPANYING NOTES
                                       6

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                     Notes to Interim Financial Statements
                  Nine Months Ended January 31, 1997 and 1996

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

2.  ACCOUNTING POLICIES

    ACCOUNTING FOR LEASES

    Equipment Leasing Corporation of America ("ELCOA")'s lease contracts provide for total noncancellable rentals which exceed the cost of leased equipment and, accordingly, are accounted for as direct finance leases. At inception, ELCOA records the gross lease receivable, the estimated residual value of the leased equipment, and the unearned lease income. The unearned lease income represents the excess of the gross lease receivable at inception of the contract plus the estimated residual value over the cost of the equipment being leased. ELCOA utilizes the "effective" or interest method in recognizing the remainder of unearned income. For leases originated after April 30, 1988, the Company has changed its method of accounting to conform with the requirements of FAS No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Under this method a portion of the initial direct costs as defined by FAS No. 91 ($293,054 and $191,700 for the nine months ended January 31, 1997 and 1996, respectively), were accounted for as part of the Investment in Direct Financing Leases. Unearned income is earned and initial direct costs are amortized to income using the effective method over the term of the lease.

    ELCOA provides a provision for doubtful accounts based upon a periodic review (not less than quarterly) of its outstanding lease portfolio, and provides a direct charge against operations to increase the amount of stated reserves for uncollectible accounts. Any writeoffs of uncollectible leases reduce the stated amount of ELCOA's reserves. Write-offs of delinquent leases totaled $783,652 and $471,988 during the nine month periods ended January 31, 1997 and 1996, respectively, while ELCOA increased these reserves by charges of $847,698 and $514,769 during the nine month periods ended January 31, 1997 and 1996, respectively.

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                     Notes to Interim Financial Statements
                  Nine Months Ended January 31, 1997 and 1996


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

    The net deferred tax asset as of May 1, 1996 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

         Operating lease method vs. direct financing method    $1,467,000
         Provision for doubtful lease receivables                 472,000
         Other                                                 (   32,000)
                                                               ----------
         Net deferred tax asset                                 1,907,000
         Valuation allowance                                   (1,907,000)
                                                               ----------
         Net deferred tax asset after valuation allowance      $      ---
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

    For the nine months ended January 31, 1997 and 1996, the provision for federal and state income taxes consists of:

                          Nine Months Ended January 31,
                               1997             1996
                          ---------        ---------
         Current          $ 720,881        $ 805,106
         Deferred          (720,881)        (805,106)
                          ---------        ---------
                          $     ---        $     ---
                          =========        =========

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                     Notes to Interim Financial Statements
                  Nine Months Ended January 31, 1997 and 1996

    INCOME TAXES - continued

    The deferred tax benefit is the change in the net deferred tax asset arising from the available carry-back claim from its parent.

    OTHER ASSETS AND LIABILITIES

    Amounts payable to equipment suppliers in the amount of $8,749 as of January 31, 1997 represents holdbacks from suppliers of equipment as additional security for performance by the underlying lessee on the related lease contract, and are payable at the termination of the contracts based upon the lessee's compliance with terms of the lease contract.

    Other assets at January 31, 1997 include $428,971 in deferred expenses, net of amortization, representing costs directly related to the Company's registration and solicitation of Demand, Fixed Rate and Money Market Thrift Certificates. Registration expenses of $139,755 at January 31, 1997 are being amortized on a straight-line basis over the estimated average lives of the debt to be issued under the registration statement. Amortization of these deferred registration expenses and solicitation costs charged to income during the nine month periods ended January 31, 1997 and 1996 were $176,436 and $172,026, respectively. Also, $289,216 in commissions paid for sale of the Demand, Fixed Rate and Money Market Thrift Certificates included in Other Assets at January 31, 1997 are being amortized over the life of each respective certificate sold.

                    EQUIPMENT LEASING CORPORATION OF AMERICA
          MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
              AS PERMITTED BY GENERAL INSTRUCTION H(1)(A) AND (B)

    RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 1997 AND 1996.

    Revenues of $1,871,140 and $1,977,590 were recognized during the nine months ended January 31, 1997 and 1996, respectively. Revenues decreased $106,450 or 5.4% as a result of changes in the composition of the aging of the outstanding aggregate future receivables during these periods. The Company utilizes the "effective" method in recognizing income from deferred income on its direct finance lease portfolio. For a more detailed discussion of the manner in which income is computed and recognized, see Footnote 2 to the Financial Statements. During the nine month periods ended January 31, 1997, and 1996, $8,183,644 and $6,499,838, respectively, in new gross finance lease receivables were added to the portfolio of outstanding leases, corresponding to equipment purchases of $6,119,007 and $4,932,211, respectively. Unearned income under direct finance leases, net of initial direct costs, reflected a net increase of $390,295 during the nine months ended January 31, 1997, which resulted from an increase in the aggregate amount of outstanding direct financing leases. During the nine month period ended January 31, 1996, unearned income, net of initial direct costs, had decreased $261,115, corresponding with an overall decrease in the amount of direct finance leases outstanding during that period. During a period in which new lease volume grows, the rate of growth in new lease volume and unearned income will exceed the rate of growth, if any, of income earned under direct finance leases as unearned income is recognized over the term of the lease and not necessarily in the year of origination. Management attributes the increase in new leases generated during the nine month period ended January 31, 1997 to an increase in equipment available for purchase from its parent, Walnut.

    Amounts paid under the service contract for lease origination in the amounts of $293,054 and $191,700, respectively, were capitalized in accordance with FAS No. 91 during the nine months ended January 31, 1997 and 1996. See Footnote 2 to the Financial Statements for the nine month interim period ended January 31, 1997.

    General and administrative expenses for the nine month periods ended January 31, 1997 and 1996 were $662,182 and $729,232, respectively. Included in these expenses were $362,232 and $435,253, respectively, in monthly servicing fees representing a reimbursement to Walnut for the servicing and administration of ELCOA's outstanding leases at a cost of $6.50 per account per month. As of January 31, 1997 and 1996, there were 5,903 and 6,936 of direct finance leases outstanding, respectively. Also included in general and administrative expenses for the nine months ended January 31, 1997 and 1996 are $176,436 and $172,026, respectively, which represents the amortization of the deferred registration and solicitation expenses which are included in "Other Assets" on the Balance Sheet at January 31, 1997 and 1996. See Footnote 2 to the Financial Statements for a more detailed discussion of the calculation of the amortization expense. ELCOA paid Walnut $20,000 and $19,500 during the nine month periods ended January 31, 1997 and 1996, respectively, for bookkeeping fees. These fees are to reimburse Walnut for the routine bookkeeping functions performed for ELCOA and are charged at $500 per week. Also included in general and administrative expenses were $73,062 and $79,479, respectively, in transfer service fees paid to Financial Data, Inc., an affiliate. These expenses approximate the actual costs incurred in the services performed, which decreased during the nine months ended January 31, 1997 as a result of the suspension of sales of certificates from September 1, 1996 to January 31, 1997. See "Other Information" below.

    For the nine months ended January 31, 1997 and 1996, ELCOA recognized expenses of $847,698 and $514,769, respectively, for its doubtful lease receivable provision. See Footnote 2 to the Financial Statements. This provision was recognized in order to maintain an adequate allowance, based upon management's belief and historical experience, for anticipated delinquencies and impairments from doubtful direct finance lease receivables outstanding as of January 31, 1997 and 1996. During the nine months ended January 31, 1997, ELCOA re-analyzed its method of calculating its allowance for doubtful lease receivables which resulted in the restatement of the allowance for the previous five years in addition to increasing the provision for the current nine month period. In this regard, reference is made to Footnote 9 of the Financial Statements for the three fiscal years ended April 30, 1996, contained in Form 10-K/A as filed on December 23, 1996.

    Past due accounts four or more monthly payments past due (on a strict contractual basis) as of January 31, 1997 were $5,521,887 or 30.6% of the $18,077,502 in aggregate future lease receivables outstanding at that date. These delinquencies decreased 1.4 percentage points from the amount of $5,328,439 or 32.0% of aggregate receivables outstanding at April 30, 1996. Management is continuing its efforts in pursuit of collections of all past due lease receivables.

    During the nine months ended January 31, 1997 and 1996, ELCOA incurred $994,522 and $1,047,676, respectively in interest expense (net) on its outstanding Demand, Fixed Rate and Money Market Thrift Certificates. Accrued interest thereon of $3,265,196 and $2,778,010, respectively, were outstanding at January 31, 1997 and 1996. These expenses were reduced by interest income of $840,775 and $764,654, respectively during the nine months ended January 31, 1997 and 1996. ELCOA's excess cash is invested in short-term U.S. Government Treasury Bills, having three month maturities, with interest rates of 5.0% at January 31, 1997 and 1996. The average rates of interest paid on the Certificates (including accrued interest thereon) were approximately 8.6% and 8.6%, respectively, during the nine month periods ended January 31, 1997 and 1996. Effective January 1, 1991, ELCOA and Walnut, its parent, agreed to pay each other interest on any intercompany advances during each month. Interest will be charged at a rate equal to 2% above the prevailing "prime" rate of interest at Corestates Bank, Reading, Pennsylvania. During the nine months ended January 31, 1997 and 1996, ELCOA recognized $605,061 and $393,626, respectively, as interest income under this agreement.

    During the nine month periods ended January 31, 1997 and 1996, ELCOA recognized no provisions for state income taxes, or federal income taxes. See Footnote 2 to the Financial Statements.

    CAPITAL RESOURCES AND LIQUIDITY

    ELCOA has financed its growth to date primarily from the proceeds of sale of its debt securities, as well as from rental receipts from its outstanding lease portfolio. To date ELCOA has not experienced any difficulty in financing the purchase of new equipment for lease.


    Taking into consideration new lease business, cash and unhypothecated leases on hand, anticipated sales and redemptions of debt securities, and other resources, it is management's opinion that its cash will be sufficient to conduct its business and meet its anticipated obligations during the current fiscal year. No assurance can be given that the anticipated level of sales of its offering of Demand and Fixed Rate Certificates will be attained. Sales of these certificates were suspended beginning September 1, 1996 pending the registration of an offering of $45,200,000 of Certificates which was declared effective on January 31, 1997. As a result, proceeds from the issuance of Demand and Fixed Rate Certificates decreased $3,817,071 or 53.3% during the nine months ended January 31, 1997 as compared to the nine months ended January 31, 1996.
    See Item 5 to this report. See the Statement of Cash Flows on page 5 of this report for an analysis of the sources and uses of cash by ELCOA during the nine month periods ended January 31, 1997 and 1996.

ITEM 5.  OTHER INFORMATION

    Post-Effective Amendment Number 3 to Form S-2 (SEC Registration Number 333-02497) relating to $45,200,000 in principal amount of Demand and Fixed Rate Certificates remaining unsold from the prior registration was filed on December 23, 1996 and included restated financial statements for the three fiscal years ended April 30, 1996. In this regard, ELCOA also filed an amended annual report on Form 10-K on December 23, 1996. On January 21, 1997, and January 30, 1997 the Company filed Post-Effective Amendments Number 4 and 5, respectively, to update financial disclosures to include the results of operations for the quarter ended October 31, 1996. This offering was declared effective on January 31, 1997, at which time ELCOA recommenced the offering of these securities to the public.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed during the three months ended January 31, 1997.

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



March 17, 1997
--------------
     Date