Form 10-K405/A
period 1996-04-30
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1997-05-28
CIK 794566

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

/ X /                        AMENDMENT NUMBER 3 TO
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                            ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                                Commission File Number
April 30, 1996                                           33-65814

                    EQUIPMENT LEASING CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

          DELAWARE                             23-2408914
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)

              501 SILVERSIDE ROAD, STE. 76, WILMINGTON, DE  19809
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

    During the fiscal years ended April 30, 1996, 1995, and 1994, ELCOA incurred $2,399,018, $2,056,162, and $1,937,063, in interest expense, respectively, on average debt (including accrued interest thereon) of $28,442,700, $25,258,751, and $22,287,797, respectively, based upon the amounts of debt outstanding computed on a quarterly basis. Average interest rates on average outstanding debt, including accrued interest, but excluding income from interest on excess funds in the amounts of $480,262, $376,233, and $166,794, respectively, were 8.4%, 8.1%, and 8.6%, respectively, during these periods. Management attributes its current losses in large part to the differential in rates it paid on its excess cash balances in relation to interest income earned from these funds while awaiting investment in new leases. During fiscal 1996 and 1995, excess funds were invested in short-term U.S. Treasury bills with maturities of three months or less, yielding higher returns than those previously invested at bank money-market rates. Management made an effort to decrease Certificate sales during fiscal 1996 in an effort to minimize the creation of additional excess cash. As new lease volume increases, ELCOA will utilize excess cash to fund new equipment purchases. Total debt includes all of the outstanding Demand, Fixed Rate, and Money Market Thrift Certificates issued by ELCOA, and accrued interest thereon.

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

    Intercompany advances by ELCOA to Walnut, its sole shareholder, have been treated as a deduction from equity in ELCOA's balance sheet because of the relationship of the parties and the control inherent in that relationship. Interest otherwise received by ELCOA from Walnut has been recorded as a reduction in the amount due from its parent, and not as interest income in the statement of operations. As a result, the net increase in the amount due from parent during the fiscal years ended April 30, 1996, 1995 and 1994 of $1,550,239, $1,125,732 and $633,579, respectively, increased the shareholder's deficit at each balance sheet date by these respective amounts.

    As noted in the Statements of Cash Flows on page 14, sales of Demand and Fixed Rate Certificates increased between fiscal years ended April 30, 1994 and 1995 then decreased during the current fiscal year ended April 30, 1996. The $1,363,184 or 12.4% reduction in proceeds during the current year resulted from management's efforts to reduce the solicitation of certificate sales in light of the Company's excess cash. The $538,384 or 6.5% decrease in certificate redemptions during the fiscal year ended April 30, 1996 is attributable to a slight decrease in market rates in general. Under ELCOA's trust indenture agreement, rates were unable to drop accordingly, thereby making the rate on ELCOA certificates more attractive. In the event that future redemptions of Certificates exceed future sales of the Certificates to be offered, ELCOA may utilize its excess cash to repay such borrowings. ELCOA believes that it has sufficient cash resources to meet its normal operating requirements during the fiscal year ending April 30, 1997.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements.                                      Page
                                                                    ----
Independent Auditor's Report.                                        6-7

Balance Sheets as of April 30, 1996 and 1995.                        8-9

Statements of Operations for the years ended April 30,              10
1996, 1995 and 1994.

Statement of Changes in Shareholder's Equity (Deficit) for
the years ended April 30, 1996, 1995 and 1994.                      11-12


Statements of Cash Flows for the years ended April                  13-14
30, 1996 and 1995, and 1994.

Notes to Financial Statements                                       15

See Item 14 on page 24 for Index of Financial Statement Schedules

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

As described in Note 9 to the financial statements, Equipment Leasing Corporation of America has restated the above mentioned financial statements to reflect the amount due from parent as a deduction from shareholder's equity rather than an asset and to reflect the interest income earned as a reduction to the amount due from parent rather than interest income in the statement of operations.

/s/  Cogen Sklar LLP
COGEN SKLAR LLP

Bala Cynwyd, Pennsylvania
July 1, 1996, except for Note 9
as to which the date is May 27, 1997


                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (a Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                                 BALANCE SHEETS
                               -----------------

                                                  (Restated)
                                                As of April 30,
                                           1996                    1995
                                    -----------             -----------
      ASSETS

Direct finance leases:
      Aggregate future amounts
       receivable under lease
       contracts                    $16,667,226             $17,267,612
      Estimated residual value
       of equipment                   1,577,174               1,831,613
      Initial direct costs, net         393,897                 414,426
Less:
      Unearned income under
       lease contracts              ( 3,347,395)            ( 3,587,139)
                                    -----------             -----------

                                     15,290,902              15,926,512
      Advance payments              (   516,658)            (   528,314)
                                    -----------             -----------

                                     14,774,244              15,398,198
      Allowance for doubtful
       lease receivables            ( 1,751,521)            ( 1,526,287)
                                    -----------             -----------

                                     13,022,723              13,871,911
Cash and cash equivalents             9,260,482               8,908,798
Other assets(includes $336,392 and
 $331,180 paid to related parties)      452,783                 423,511
                                    -----------             -----------

      TOTAL ASSETS                  $22,735,988             $23,204,220
                                    ===========             ===========









                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (a Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                          BALANCE SHEETS - (continued)
                               -----------------

                                                  (Restated)
                                                As of April 30,
                                            1996                    1995
                                     -----------             -----------
      LIABILITIES

Amounts payable to
 equipment suppliers                 $     8,749             $     8,749
Accrued expenses and
 security deposits                        65,809                  72,289
Demand, Fixed Rate, and
 Money Market Thrift
 Certificates(includes $183,805
 and $174,907 held by
 related parties)                     26,407,959              24,521,875
Accrued interest                       2,767,158               2,326,708
                                     -----------             -----------

                                     29,249,675               26,929,621
                                     -----------             -----------

      SHAREHOLDER'S DEFICIT

Common Stock $1 par value,
 1,000 shares authorized,
 issued and outstanding                    1,000                   1,000
Variable Rate Cumulative
 Prefered Stock, Series A, $1
 par value, 50,000 shares
 authorized, none issued                     ---                     ---
Additional paid - in capital             999,000                 999,000
Due from parent                      ( 4,582,407)            ( 3,032,168)
Accumulated Deficit                  ( 2,931,280)            ( 1,693,233)
                                     -----------             -----------

                                     ( 6,513,687)            (3,725,401)
                                     -----------             -----------

      TOTAL LIABILITIES AND
      SHAREHOLDER'S DEFICIT          $22,735,988             $23,204,220
                                     ===========             ===========





                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                            STATEMENTS OF OPERATIONS
                        --------------------------------

                                                  (Restated)
                                         For the Years Ended April 30,

                                        1996            1995            1994
                                 -----------      ----------      ----------
Revenue:

Income earned under
  direct finance lease
  contracts                      $ 2,610,450      $2,945,151      $3,009,864
                                 -----------      ----------      ----------

Costs and expenses:

Interest expense, net of
  interest income of $480,262,
  $376,233 and $166,794,
  respectively                     1,918,756       1,679,929       1,770,269
General and administrative
  expenses (includes
  $881,382, $946,465 and $934,695,
  respectively, paid to related
  parties)                           972,678       1,054,460       1,031,825
Provision for doubtful
  lease receivables                  957,063       1,057,634         613,907
                                 -----------      ----------      ----------

Total costs and expenses           3,848,497       3,792,023       3,416,001
                                 -----------      ----------      ----------

Loss before provision
   for state income taxes         (1,238,047)       (846,872)       (406,137)

Provision for state income taxes         ---             360             ---
                                 -----------      ----------      ----------

Net Loss                         $(1,238,047)     $( 847,232)     $( 406,137)
                                 ===========      ==========      ==========







                              SEE ACCOMPANYING NOTES

                                       EQUIPMENT LEASING CORPORATION OF AMERICA
                                            (A Wholly-Owned Subsidiary of
                                         Walnut Equipment Leasing Co., Inc.)
                                STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)
                                                      (Restated)
                        Common Stock
                      ($1.00 Par Value)
                        1,000 shares
                         Authorized        Additional                                      Total
                        No. of shares       Paid-In      Due From        Accumulated       Shareholder's
                      Issued    Amount      Capital       Parent           Deficit         Equity(Deficit)
                      ------    ------     ----------   -----------      ------------      ---------------
Balance,
April 30, 1993,
previously reported    1,000    $1,000     $999,000     $       ---      $  ( 52,715)      $    947,285

Prior Year effect of
restatement of
interest income
from parent              ---       ---          ---             ---         (387,149)          (387,149)

Reclassification
of net amount due
from parent              ---       ---          ---      (1,272,857)             ---         (1,272,857)
                       -----     -----     --------     -----------      -----------       ------------
Balance, May 1, 1993,
as restated            1,000     1,000      999,000      (1,272,857)        (439,864)          (712,721)

Net Loss for the year
ended April 30, 1994     ---       ---          ---             ---         (406,137)          (406,137)

Reclassification of
net increase of amount
due from parent          ---       ---          ---        (633,579)             ---           (633,579)
                       -----    ------     --------     -----------      -----------       ------------
Balance,
April 30, 1994         1,000    $1,000     $999,000     $(1,906,436)     $  (846,001)      $ (1,752,437)

                                                SEE ACCOMPANYING NOTES

                                       EQUIPMENT LEASING CORPORATION OF AMERICA
                                            (A Wholly-Owned Subsidiary of
                                         Walnut Equipment Leasing Co., Inc.)
                         STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT) - (Continued)
                                                      (Restated)
                        Common Stock
                      ($1.00 Par Value)
                        1,000 shares
                         Authorized        Additional                                     Total
                        No. of shares       Paid-In      Due From       Accumulated       Shareholder's
                      Issued    Amount      Capital       Parent          Deficit         Equity(Deficit)
                      ------    ------     ----------   -----------     ------------      ---------------
Balance,
April 30, 1994         1,000    $1,000     $999,000     $(1,906,436)    $  (846,001)      $ (1,752,437)

Net Loss for the year
ended April 30, 1995     ---       ---          ---             ---        (847,232)          (847,232)

Reclassification of
net increase of amount
due from parent          ---       ---          ---      (1,125,732)            ---         (1,125,732)
                       -----    ------     --------     -----------     -----------       ------------

Balance,
April 30, 1995         1,000     1,000      999,000      (3,032,168)     (1,693,233)        (3,725,401)

Net Loss for the year
ended April 30, 1996     ---       ---          ---             ---      (1,238,047)        (1,238,047)

Reclassification of
net increase of amount
due from parent          ---       ---          ---      (1,550,239)            ---         (1,550,239)
                       -----    ------     --------     -----------     -----------       ------------

Balance,
April 30, 1996         1,000    $1,000     $999,000     $(4,582,407)    $(2,931,280)      $ (6,513,687)
                       =====    ======     ========     ===========     ===========       ============

                                                SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                            STATEMENTS OF CASH FLOWS
                              -------------------

                                                      (Restated)
                                             For the Years Ended April 30,
                                          1996             1995           1994
                                    -----------     -----------    -----------
OPERATING ACTIVITIES

Net Loss                            $(1,238,047)     $(847,232)      $(406,137)
Adjustments to reconcile
   net loss to net cash
   provided by operating activites:
 Amortization of
   deferred debt expenses              241,323         247,561         188,209
 Provision for doubtful
   lease receivables                   957,063       1,057,634         613,907
Effects of Changes
 in other operating items:
 Accrued expenses                      ( 6,480)        (26,820)        (22,691)
 Accrued interest                      440,450         232,378         422,646
 Other assets (net)                   (270,595)       (232,922)       (252,895)
                                    ----------      -----------    -----------
Net cash provided by
  operating activities                 123,714          430,599        543,039
                                    ----------      -----------    -----------

INVESTING ACTIVITIES

Excess of cash received
  over lease income recorded         6,263,312        6,447,111      6,207,106
Increase in
 advance payments                      190,424          179,692        119,765
Purchase of equipment
  for direct finance leases         (6,561,611)      (7,321,620)    (6,680,452)
                                    ----------      -----------    -----------

Net cash used in
  investing activities               $(107,875)       $(694,817)     $(353,581)
                                    ----------      -----------    -----------








                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                     STATEMENTS OF CASH FLOWS - (continued)
                              -------------------

                                                       (Restated)
                                             For the Years Ended April 30,

                                          1996            1995           1994
                                    ----------     -----------    -----------
FINANCING ACTIVITIES

Proceeds from issuance
  of Demand and Fixed Rate
  Certificates                      $9,620,233     $10,983,417    $9,267,808
Net advances to parent              (1,550,239)     (1,125,732)     (633,579)
Redemption of Demand, Fixed
  Rate, and Money Market
  Thrift Certificates               (7,734,149)     (8,272,533)   (5,498,321)
                                    ----------     -----------    ----------
Net cash provided by
  financing activities                 335,845       1,585,152     3,135,908
                                    ----------     -----------    ----------

Increase in
  Cash and Cash Equivalents            351,684       1,320,934     3,325,366
Cash and Cash Equivalents,
  Beginning of Year                  8,908,798       7,587,864     4,262,498
Cash and Cash Equivalents,          ----------     -----------    ----------
  End of Year                       $9,260,482      $8,908,798    $7,587,864
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

    During the years ended April 30, 1996, 1995 and 1994, the Company incurred losses of $1,238,047, $847,232 and $406,137, respectively, and reported accumulated deficits of $2,931,280 and $1,693,233 at April 30, 1996 and 1995, respectively. The independent auditor's report for Walnut for each of the three years ended April 30, 1996 contained an explanatory paragraph which indicated that Walnut has suffered recurring losses from operations and has a shareholder's deficit that raise substantial doubt about that entity's ability to continue as a going concern. As a result of the transactions between the Company and Walnut in the ordinary course of business, including but not limited to advances to Walnut which are not restricted as to their intended use, a receivable from Walnut is reflected on the Company's balance sheet as a reduction of shareholder's equity and not as an asset because of the relationship of the parties, the control inherent in that relationship, and the terms of the intercompany agreement. Walnut's ability to continue as a going concern raises an uncertainty as to the realization of the Company's receivable from its parent company.

    The management of Walnut has initiated certain measures to refine its marketing strategy during the fiscal year ended April 30, 1996 that it believes may result in an increase in the levels of new leases to be generated in the future. Walnut must increase the level of new leases and control its costs of lease origination and administration in order to reduce its operating expenses to continue as a going concern and to repay the balance of any intercompany advances in the ordinary course of business.

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

    CASH FLOW STATEMENTS:

    The Company considers cash invested in short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. At April 30, 1996 and 1995, cash equivalents consisting of U.S. Government Securities amounted to $8,098,999 and $6,349,693, respectively. The company had no cash equivalents at April 30, 1994. Amounts paid for interest for the fiscal years ended April 30, 1996, 1995 and 1994 were $1,996,122, $1,898,734, and $1,549,217, respectively. Amounts paid for income taxes for the fiscal years ended April 30, 1996, 1995, and 1994 were $0, $0, and $411, respectively.

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

    Walnut, ELCOA's parent, has been engaged to perform certain lease origination functions (i.e. marketing, credit investigation, and documentation processing) on behalf of ELCOA, for which it will be paid an amount equal to four percent (4%) of the gross equipment purchased by ELCOA for lease. See Footnote 1 to the Financial Statements. Since ELCOA has the right of selecting which leases it is willing to purchase from Walnut, it has not given Walnut the pre-approved authority to secure leases on its behalf. During the fiscal years ended April 30, 1996, 1995, and 1994 these origination costs totaled $252,370, $281,531, and $256,940, respectively, which includes reimbursement for commissions paid to outside lease brokers. During the years ended April 30, 1996, 1995, and 1994, these costs were capitalized in accordance with SFAS No.
91. In addition, Walnut receives $6.50 per month per outstanding lease for performing certain administrative functions for ELCOA, mainly, invoicing of monthly rentals, collection of lease receivables and residual values, management guidance, personnel, financing, and the furnishing of office and computer facilities. Walnut also retains any late charges assessed delinquent lessees as reimbursement for the legal costs of collection. ELCOA also pays Walnut $500 per week for routine bookkeeping functions performed on ELCOA's behalf. Servicing fees and bookkeeping charges paid Walnut for the years ended April 30, 1996, 1995 and 1994, were $592,638, $676,228, and $704,522, respectively. As of April 30, 1996, the amount due ELCOA by Walnut of $4,582,407 represents funds previously advanced to Walnut for general corporate purposes included but not limited to purchase of equipment for lease and funds necessary to maintain Walnut's operations. There are no restrictions on Walnut's use of funds received from intercompany advances. Walnut has agreed to pay interest on these outstanding advances, at the prime rate of interest plus 2%, which amounted to $536,334, $365,438, and $207,231 for the fiscal years ended April 30, 1996, 1995 and 1994, respectively. These amounts are not reflected in the statement of operations but rather were recorded as reductions to the intercompany receivable, because of the relationship of the parties, the control inherent in that relationship, and the terms of the intercompany agreement, and the accounting for parent company advances as a reduction of shareholder's equity.

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

9.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

    Subsequent to the issuance of ELCOA's financial statements for the fiscal year ended April 30, 1996, ELCOA recognized the necessity to reclassify the amounts due from parent as a deduction from shareholder's equity rather than an asset. In addition, the interest income earned on the receivable was restated as a reduction to the intercompany receivable, rather than income in the statements of operations. The effect of this restatement decreased assets and shareholder's equity by $6,078,559 and $3,991,986 as of April 30, 1996 and 1995, respectively. Accordingly, the previously reported statements of

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                         NOTES TO FINANCIAL STATEMENTS


9.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

operations for the fiscal years ended April 30, 1996, 1995 and 1994 have been restated as follows:


                                   For the Fiscal Years Ended April 30,
                                        1996         1995         1994
                                        ----         ----         ----

Net Loss as Previously Reported    $  (701,713)   $(481,794)  $ (198,906)

Effect of Restatement of
  Interest Income From Parent         (536,334)    (365,438)    (207,231)
                                   -----------    ---------   ----------
Net Loss as Restated               $(1,238,047)   $(847,232)  $ (406,137)
                                   ===========    =========   ==========


    As a result of this restatement, beginning Accumulated Deficit at April 30, 1993 has been restated to reflect an adjustment of $387,149 resulting in a restated Accumulated Deficit of $439,864.

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

    Not required in accordance with General Instruction I to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Not required in accordance with General Instruction I to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not required in accordance with General Instruction I to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 10-K

a)  1.  FINANCIAL STATEMENTS

    Included in Part II of this report:
                                                                   Page
                                                                   ----
        Independent Auditor's Reports                               6-7
        Balance Sheets                                              8-9
        Statements of Operations                                   10
        Statement of Changes in Shareholder's Equity (Deficit)     11-12
        Statements of Cash Flows                                   13-14
        Notes to Financial Statements                              15

    2.  FINANCIAL STATEMENT SCHEDULE

    (a) Report on Schedule.                                        29

    (b) Schedule VIII - Valuation and Qualifying Accounts.         30


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

Date:  May 27, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                      Title

/s/  William Shapiro
-----------------------       President, Chief Executive,
William Shapiro               Financial and Accounting Officer

Date:  May 27, 1997

/s/  Kenneth S. Shapiro
-----------------------       Vice-President
Kenneth S. Shapiro

Date:  May 27, 1997

/s/  Lester D. Shapiro
-----------------------       Secretary, Treasurer
Lester D. Shapiro             and Director

Date:  May 27, 1997

/s/  Nathan Tattar
-----------------------       Director
Nathan Tattar

Date:  May 27, 1997

/s/  John B. Orr
-----------------------       Director
John B. Orr

Date:  May 27, 1997

/s/  Adam Varrenti, Jr.
-----------------------       Director
Adam Varrenti, Jr.

Date:  May 27, 1997