Form 10-Q/A
period 1996-07-31
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1997-05-28
CIK 794566

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                             AMENDMENT NUMBER 2 TO
                                   FORM 10-Q

(Mark One)

/X/ Amendment Number 2 to Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 1996
                                    -------------
     or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ............... to .................
     Commission File Number: 33-65814


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


                         EQUIPMENT LEASING CORPORATION OF AMERICA
                                      BALANCE SHEETS
                                      --------------

                                    July 31, 1996           April 30, 1996
                                    -------------           --------------
                                     (Restated)               (Restated)
                                     (unaudited)
ASSETS

Direct finance leases:
    Aggregate future amounts
     receivable under lease
     contracts                        $16,917,870              $16,667,226
    Estimated residual value
     of equipment                       1,501,451                1,577,174
    Initial direct costs, net             395,455                  393,897
Less:
    Unearned income under
     lease contracts                   (3,398,087)              (3,347,395)
    Advance payments                     (517,834)                (516,658)
                                       ----------               ----------
                                       14,898,855               14,774,244
    Allowance for doubtful
     lease receivables                 (1,745,786)              (1,751,521)
                                       ----------               ----------
                                       13,153,069               13,022,723

Cash and cash equivalents               8,566,389                9,260,482
Other assets                              480,460                  452,783
                                       ----------               ----------

    TOTAL ASSETS                      $22,199,918              $22,735,988
                                      ===========              ===========
















                                  SEE ACCOMPANYING NOTES

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                               BALANCE SHEETS - (Continued)


                                    July 31, 1996           April 30, 1996
                                    -------------           --------------
                                     (Restated)               (Restated)
                                     (unaudited)
LIABILITIES

Amounts payable to
   equipment suppliers                $     8,749              $     8,749
Accrued expenses and
    security deposits                      58,464                   65,809
Demand, Fixed Rate and
   Money Market Thrift
   Certificates                        26,560,094               26,407,959
Accrued interest                        2,921,626                2,767,158
                                       ----------               ----------
                                       29,548,933               29,249,675


SHAREHOLDER'S DEFICIT

Common stock $1 par value,
   1,000 shares authorized,
   issued and outstanding                   1,000                    1,000
Variable Rate Cumulative
   Preferred Stock, Series A, $1
   par value, 50,000 shares
   authorized, none issued                    ---                      ---
Additional paid - in capital              999,000                  999,000
Due from parent                        (4,997,318)              (4,582,407)
Accumulated deficit                    (3,351,697)              (2,931,280)
                                       ----------                ---------
                                       (7,349,015)              (6,513,687)
                                       ----------                ---------
TOTAL LIABILITIES AND
SHAREHOLDER'S DEFICIT                 $22,199,918              $22,735,988
                                      ===========              ===========










                                  SEE ACCOMPANYING NOTES

                       EQUIPMENT LEASING CORPORATION OF AMERICA
                               STATEMENTS OF OPERATIONS

                                                           (Restated)
                                               For the Three Months Ended July 31,
                                                    1996              1995
                                                 -----------       -----------
                                                 (unaudited)       (unaudited)
Revenue:

Income earned under
  direct finance lease contracts                 $  612,570        $  714,521
                                                 ----------        ----------
Total revenue                                       612,570           714,521
                                                 ----------        ----------
Costs and expenses:
Interest expense, net                               521,406           463,758

General and administrative expenses                 227,215           233,306

Provision for doubtful lease receivables            284,366           174,641
                                                 ----------        ----------
    Total costs and expenses                      1,032,987           871,705
                                                 ----------        ----------

Loss before provision
  for income tax expense                           (420,417)         (157,184)

Provision for state income tax expense                  ---               ---
                                                 ----------        ----------
Net Loss                                         $ (420,417)       $ (157,184)
                                                 ==========        ==========






















                                SEE ACCOMPANYING NOTES

                                                 EQUIPMENT LEASING CORPORATION OF AMERICA
                                               STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT
                                                                (Restated)
                                 Common Stock
                              -----------------
                              ($1.00 Par Value)
                                 1,000 shares
                                  Authorized        Additional                                Total
                                No. of shares       Paid-In       Due From     Accumulated    Shareholder's
                              Issued    Amount      Capital        Parent      Deficit        Deficit
                              ------    ------      ----------  -----------    -----------    -------------
Balance, April 30, 1996,
Previously Reported           1,000     $1,000      $999,000    $        --    $(1,435,128)   $  (435,128)

Prior year effect of
restatement of
interest income from parent      --         --            --             --     (1,496,152)    (1,496,152)

Reclassification of
due from parent                  --         --            --     (4,582,407)            --     (4,582,407)
                              -----     ------      --------    -----------    -----------    -----------
Balance, May 1, 1996, as
restated                      1,000     $1,000      $999,000     (4,582,407)   $(2,931,280)   $(6,513,687)

Net Loss for the
three month period
ended July 31, 1996
(unaudited)                      --         --            --             --       (420,417)      (420,417)

Reclassification of
net increase of amount
due from parent                  --         --            --       (414,911)            --       (414,911)
                              -----     ------      --------    -----------    -----------    -----------
Balance, July 31, 1996        1,000     $1,000      $999,000    $(4,997,318)   $(3,351,697)   $(7,349,015)
(unaudited)                   =====     ======      ========    ===========    ===========   ===========

                                           SEE ACCOMPANYING NOTES
                                                     4


                     EQUIPMENT LEASING CORPORATION OF AMERICA
                             STATEMENTS OF CASH FLOWS

                                                     (Restated)
                                         For the Three Months Ended July 31,
                                                1996             1995
                                             -----------      -----------
                                             (unaudited)      (unaudited)
OPERATING ACTIVITIES
--------------------
Net Loss                                     $  (420,417)     $  (157,184)
Adjustment to Reconcile Net
Loss to Net Cash Provided by
Operating Activities:
  Amortization of Deferred Debt Expenses          67,856           44,576
  Provision for doubtful lease receivables       284,366          174,641
Effects of Changes
  in other Operating Items:
  Accrued Expenses                                (7,345)          (4,288)
  Accrued Interest                               154,468          151,087
  Other (net)                                    (95,533)         (45,080)
                                             -----------      -----------
Net Cash Provided by (Used in) Operating
  Activities                                     (16,605)         163,752
                                             -----------      -----------
INVESTMENT ACTIVITIES
---------------------
Excess of Cash Received
  Over Lease Income Recorded                   1,438,674        1,622,401
Receipt of Advance Payments                       60,069           39,801
Purchase of Equipment
  for Direct Finance Leases                   (1,913,455)      (1,727,175)
                                             -----------      -----------
Net Cash Used in
  Investing Activities                       $  (414,712)     $   (64,973)
                                             -----------      -----------














                              SEE ACCOMPANYING NOTES

                     EQUIPMENT LEASING CORPORATION OF AMERICA
                             STATEMENTS OF CASH FLOWS
                                                      (Restated)
                                         For the Three Months Ended July 31,
                                                1996             1995
                                             -----------      -----------
                                             (unaudited)      (unaudited)
FINANCING ACTIVITIES
--------------------
Proceeds from Issuance
  of Demand and Fixed Rate Certificates      $ 2,363,448      $ 3,014,550
Net Advances to Parent                          (414,911)         102,388
Redemption of Demand, Fixed
  Rate, and Money Market Thrift
  Certificates                                (2,211,313)      (1,779,062)
                                             -----------      -----------
Net Cash Provided by (used in)
  Financing Activities                          (262,776)       1,337,876
                                             -----------      -----------
Increase (Decrease) in Cash
  and cash equivalents                          (694,093)       1,436,655
Cash and cash equivalents,
  Beginning of Year                            9,260,482        8,908,798
                                             -----------      -----------
Cash and cash equivalents,
  End of Period                              $ 8,566,389      $10,345,453
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

3.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of ELCOA's financial statements for the three month period ended July 31, 1996, ELCOA recognized the necessity to reclassify the amounts due from parent as a deduction from shareholder's equity rather than as an asset. In addition, the interest income earned on the receivable was restated as a reduction to the intercompany receivable, rather than income in the statements of operations. The effect of this restatement decreased assets and shareholder's equity by $6,661,032 and $6,078,559 as of July 31, 1996 and April 30, 1996, respectively. Accordingly, the previously reported statements of operations for the three months ended July, 31, 1996 and 1995 have been restated as follows:


                                    For the three months ended July 31,
                                    1996                1995
                                    ----                ----

Net loss as previously reported     $(252,855)          $ (48,342)

Effect of restatement of interest
  income from parent                 (167,562)           (108,842)
                                    ---------           ---------
Net loss as restated                $(420,417)          $(157,184)


As a result of this restatement, beginning accumulated deficit at April 30, 1996 has been restated to reflect an adjustment of $1,496,152 resulting in a restated accumulated deficit of $2,931,280.

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

During the three months ended July 31, 1996 and 1995, ELCOA incurred $521,406 and $463,758, respectively in interest expense (net) on the Demand, Fixed Rate and Money Market Thrift Certificates. Accrued interest thereon of $2,921,626 and $2,477,795, respectively, were outstanding at July 31, 1996 and 1995. These expenses were reduced by interest income of $97,606 and $118,053, respectively during the three months ended July 31, 1996 and 1995. ELCOA's excess cash is invested in short-term U.S. Government Treasury Bills, having maturities of three months, with interest rates of 5.2% and 5.5% at July 31, 1996 and 1995, respectively. The average rates of interest paid on the Certificates (including accrued interest thereon) during these periods were approximately 8.4% and 8.5%, respectively, during the three month periods ended July 31, 1996 and 1995. Effective July 1, 1991, ELCOA and Walnut, its parent, agreed to pay each other interest on any intercompany advances during each month. Interest is charged at a rate equal to 2% above the prevailing "prime" rate of interest at Corestates Bank, Reading, Pennsylvania. During the three months ended July 31, 1996 and 1995, ELCOA earned $167,562 and $108,842 respectively of interest income. These amounts are not reflected in the statement of operations but rather were recorded as reductions to the intercompany receivable.

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

Taking into consideration new lease business, cash and unhypothecated leases on hand, anticipated sales and redemptions of debt securities, and other resources, it is management's opinion that its cash will be sufficient to conduct its business and meet its anticipated obligations during the current fiscal year. No assurance can be given that the anticipated level of sales of its offering of Demand and Fixed Rate Certificates will be attained. Proceeds during the three months ended July 31, 1996 decreased as a result of management's efforts to reduce the amount of certificate purchases in an effort to reduce the excess cash on hand. Advances to parent increased to fund general corporate purposes included but not limited to purchase of equipment for lease and funds necessary to maintain Walnut's operations. Intercompany advances by ELCOA to Walnut, its sole shareholder, have been treated as a deduction from equity in ELCOA's balance sheet because of the relationship of the parties and the control inherent in that relationship. Interest otherwise received by ELCOA from Walnut has been recorded as a reduction in the amount due from its parent, and not as interest income in the statement of operations. As a result, the net increase in the amount due from parent during the three months ended July 31, 1996 of $414,911 increased the shareholder's deficit at July 31, 1996 by this amount. See the Statement of Cash Flows on page 5 of this report for an analysis of the sources and uses of cash by ELCOA during the three month periods ended July 31, 1996 and 1995.

ITEM 5. OTHER INFORMATION

On September 11, 1996, ELCOA filed a post-effective amendment to a registration statement on Form S-2 in connection with the continuing offer and sale of its debt securities. Sales of these securities were suspended effective September 1, 1996, pending declaration of effectiveness of this post-effective amendment. Post-Effective Amendment Number 5 to Form S-2 (SEC Registration Number 333-02497) relating to $45,200,000 in principal amount of Demand and Fixed Rate Certificates remaining unsold from the prior registration was declared effective on January 31, 1997. The sale of these securities recommenced effective with that date. As a result of comments received from the Division of Corporation Finance of the Securities and Exchange Commission, sales of debt securities were voluntarily suspended.

As a result of comments received from the Division of Corporation Finance of the Securities and Exchange Commission on April 3, 1997 and May 7, 1997, ELCOA restated and reclassified the amount due from parent and restated interest income at April 30, 1996. Reference is made to Form 10-K/A filed on May 28, 1997 to reflect the restatement of previously filed financial statements. To the extent applicable, the financial statements contained in this amended Form 10-Q for the three months ended July 31, 1996 have been restated accordingly.

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



May 28, 1997
------------
    Date