Form 10-Q/A
period 1996-10-31
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1997-05-28
CIK 794566

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ____________________

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

     For the transition period from --------------- to -------------------
     Commission File Number: 33-65814
                             --------
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



                         EQUIPMENT LEASING CORPORATION OF AMERICA
                                      BALANCE SHEETS
                                       ------------

                                    October 31, 1996         April 30, 1996
                                    ----------------         --------------
                                      (Restated)               (Restated)
                                      (unaudited)
ASSETS

Direct finance leases:
    Aggregate future amounts
     receivable under lease
     contracts                        $17,003,620              $16,667,226
    Estimated residual value
     of equipment                       1,421,899                1,577,174
    Initial direct costs, net             435,863                  393,897
Less:
    Unearned income under
     lease contracts                   (3,479,772)              (3,347,395)
    Advance payments                     (515,489)                (516,658)
                                       ----------               ----------
                                       14,866,121               14,774,244
    Allowance for doubtful
     lease receivables                 (1,699,850)              (1,751,521)
                                       ----------               ----------
                                       13,166,271               13,022,723

Cash and cash equivalents               6,176,821                9,260,482
Other assets                              443,920                  452,783
                                       ----------               ----------

    TOTAL ASSETS                      $19,787,012              $22,735,988
                                      ===========              ===========
















                                  SEE ACCOMPANYING NOTES
                                            1

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                               BALANCE SHEETS - (Continued)
                                       ------------

                                    October 31, 1996         April 30, 1996
                                    ----------------         --------------
                                      (Restated)               (Restated)
                                      (unaudited)
LIABILITIES

Amounts payable to
  equipment suppliers                      $8,749                   $8,749
Accrued expenses and
  security deposits                        60,929                   65,809
Demand, Fixed Rate and
  Money Market Thrift Certificates     25,931,241               26,407,959
Accrued interest                        3,228,787                2,767,158
                                       ----------               ----------
                                       29,229,706               29,249,675

SHAREHOLDER'S DEFICIT

Common stock $1 par value,
  1,000 shares authorized,
  issued and outstanding                    1,000                    1,000
Variable Rate Cumulative
  Preferred Stock, Series A,
  $1 par value, 50,000 shares
  authorized, none issued                     ---                      ---
Additional paid - in capital              999,000                  999,000
Due from parent                        (6,707,206)              (4,582,407)
Accumulated deficit                    (3,735,488)              (2,931,280)
                                       ----------               ----------
                                       (9,442,694)              (6,513,687)
                                       ----------                ---------
    TOTAL LIABILITIES AND
    SHAREHOLDER'S DEFICIT             $19,787,012              $22,735,988
                                      ===========              ===========












                                  SEE ACCOMPANYING NOTES
                                            2

                                                          EQUIPMENT LEASING CORPORATION OF AMERICA
                                                                  STATEMENTS OF OPERATIONS
                                                         (Restated)                               (Restated)
                                            For the Six Months Ended October 31,  For the Three Months Ended October 31,
                                                        1996           1995                  1996             1995
                                                 -----------    -----------           -----------      -----------
                                                 (unaudited)    (unaudited)           (unaudited)      (unaudited)
Revenue:

Income earned under
  direct finance lease contracts                 $1,253,468     $1,362,988            $  640,898        $  648,467
                                                 ----------     ----------            ----------        ----------
Total revenue                                     1,253,468      1,362,988               640,898           648,467
                                                 ----------     ----------            ----------        ----------
Costs and expenses:

Interest expense, net                             1,056,005        943,970               534,599           480,212

General and administrative expenses                 457,673        484,448               230,458           251,142

Provision for doubtful lease receivables            543,998        346,593               259,632           171,952
                                                 ----------     ----------            ----------        ----------
    Total costs and expenses                      2,057,676      1,775,011             1,024,689           903,306
                                                 ----------     ----------            ----------        ----------
Loss before provision
  for income tax expense                           (804,208)      (412,023)             (383,791)         (254,839)

Provision for state income tax expense                  ---            ---                   ---               ---
                                                 ----------     ----------            ----------        ----------
Net Loss                                         $ (804,208)    $ (412,023)           $ (383,791)       $ (254,839)
                                                 ==========     ===========           ===========       ===========





                                                                SEE ACCOMPANYING NOTES
                                                                          3

                                       EQUIPMENT LEASING CORPORATION OF AMERICA
                                    STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT
                                                      (Restated)
                                 Common Stock
                              -----------------
                              ($1.00 Par Value)
                                 1,000 shares
                                  Authorized
                              -----------------     Additional                                    Total
                                No. of shares       Paid-In      Due From       Accumulated   Shareholder's
                              Issued    Amount      Capital      Parent         Deficit       Deficit
                              ------    -------     ----------   -----------    -----------   ---------------
Balance, April 30, 1996,
previously reported           1,000     $1,000      $999,000     $        --    $(1,435,128)   $  (435,128)

Prior year effect of
restatement of interest
income from parent               --         --            --              --     (1,496,152)    (1,496,152)

Reclassification of net
amounts due from parent          --         --            --      (4,582,407)            --     (4,582,407)
                              -----      -----       -------     -----------     -----------    -----------
Balance, May 1, 1996,
as restated                   1,000      1,000       999,000      (4,582,407)    (2,931,280)    (6,513,687)

Net Loss for the
six month period
ended October 31, 1996
(unaudited)                      --         --            --              --       (804,208)      (804,208)

Reclassification of net
increase of amount due
from parent                      --         --            --      (2,124,799)             --     (2,124,799)
                              -----      -----       -------     -----------     -----------    -----------
Balance, October 31, 1996     1,000     $1,000      $999,000     $(6,707,206)   $(3,735,488)   $(9,442,694)
(unaudited)                   =====     ======      ========     ===========    ===========     ==========

                                                SEE ACCOMPANYING NOTES
                                                          4

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                                 STATEMENTS OF CASH FLOWS


                                                        (Restated)
                                           For the Six Months Ended October 31,
                                                    1996               1995
                                            ------------       ------------
                                            (unaudited)        (unaudited)
OPERATING ACTIVITIES
--------------------
Net Loss                                     $  (804,208)       $  (412,023)
Adjustment to Reconcile
  Net Loss to Net Cash Provided by
  Operating Activities:
  Amortization of Deferred Debt Expenses         130,329            108,024
  Provision for doubtful lease receivables       543,998            346,593
Effects of Changes
  in other Operating Items:
  Accrued Expenses                                (4,880)           (11,228)
  Accrued Interest                               461,629            277,866
  Other (net)                                   (121,466)          (128,705)
                                             -----------        -----------
Net Cash Provided by Operating Activities        205,402            180,527
                                             -----------        -----------

INVESTING ACTIVITIES
---------------------
Excess of Cash Received
  Over Lease Income Recorded                   2,906,791          3,275,370
Receipt of Advance Payments                      141,088             91,004
Purchase of Equipment
  for Direct Finance Leases                   (3,735,425)        (3,344,014)
                                             -----------        -----------

Net Cash Provided by (Used in)
  Investing Activities                       $  (687,546)       $    22,360
                                             -----------        -----------









                                  SEE ACCOMPANYING NOTES
                                            5

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                          STATEMENTS OF CASH FLOWS - (Continued)


                                                      (Restated)
                                         For the Six Months Ended October 31,
                                                    1996             1995
                                             -----------      -----------
                                             (unaudited)      (unaudited)
FINANCING ACTIVITIES
--------------------
Proceeds from Issuance
  of Demand and Fixed Rate Certificates      $ 3,096,902       $ 5,533,126
Net Advances to Parent                        (2,124,799)         (585,368)
Redemption of Demand, Fixed
  Rate, and Money Market Thrift
  Certificates                                (3,573,620)       (3,757,861)
                                             -----------       -----------
Net Cash Provided by (Used in)
  Financing Activities                        (2,601,517)        1,189,897
                                             -----------       -----------
Increase (Decrease) in Cash
  and cash equivalents                        (3,083,661)        1,392,784
Cash and cash equivalents,
  Beginning of year                            9,260,482         8,908,798
                                             -----------       -----------
Cash and cash equivalents,
  End of Period                             $  6,176,821       $10,301,582
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

3.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

    Subsequent to the issuance of ELCOA's financial statements for the three month period ended October 31, 1996, ELCOA recognized the necessity to reclassify the amounts due from parent as a deduction from shareholder's equity rather than as an asset. In addition, the interest income earned on the receivable was restated as a reduction to the intercompany receivable, rather than income in the statements of operations. The effect of this restatement decreased assets and shareholder's equity by $8,567,373 and $6,078,559 as of October 31, 1996 and April 30, 1996,
    respectively.    Accordingly, the previously reported statements of
    operations for the six and three months ended October 31, 1996 and 1995 have been restated as follows:

                            For the six months      For the three months
                             ended October 31,        ended October 31,
                             1996         1995         1996         1995
                             ----         ----         ----         ----

    Net loss as
    previously reported   $(440,193)   $(171,136)   $(187,338)   $(122,794)

    Effect of restatement
    of interest income
    from parent            (364,015)    (240,887)    (196,453)    (132,045)
                          ---------    ---------    ---------    ---------

    Net loss as restated  $(804,208)   $(412,023)   $(383,791)   $(254,839)

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

    During the six months ended October 31, 1996 and 1995, ELCOA incurred $1,056,005 and $943,970, respectively in interest expense on the Demand, Fixed Rate and Money Market Thrift Certificates. Accrued interest thereon of $3,228,787 and $2,604,574, respectively, were outstanding at October
    31, 1996 and 1995. These expenses were reduced by interest income of $186,406 and $247,441, respectively during the six months ended October
    31, 1996 and 1995. ELCOA's excess cash is invested in short-term U.S. Government Treasury Bills having maturities of three months, with interest rates of 5.0% and 5.3% at October 31, 1996 and 1995, respectively. The average rates of interest paid on the Certificates (including accrued interest thereon) during these periods were approximately 8.5% and 8.6%, respectively, during the six month periods ended October 31, 1996 and 1995. Effective January 1, 1991, ELCOA and Walnut, its parent, agreed to pay each other interest on any intercompany advances during each month. Interest will be charged at a rate equal to 2% above the prevailing
    "prime" rate of interest at Corestates Bank, Reading, Pennsylvania. During the six months ended October 31, 1996 and 1995, ELCOA earned $364,015 and $240,887, respectively, of interest income under this agreement. These amounts are not reflected in the Statement of Operations, but rather were recorded as reductions to the intercompany receivable.

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

    Advances to parent increased to fund general corporate purposes included but not limited to purchase of equipment for lease and funds necessary to maintain Walnut's operations. Intercompany advances by ELCOA to Walnut, its sole shareholder, have been treated as a deduction from equity in ELCOA's balance sheet because of the relationship of the parties and the control inherent in that relationship. Interest otherwise received by ELCOA from Walnut has been recorded as a reduction in the amount due from its parent, and not as interest income in the statements of operations.
    As a result, the net increase in the amount due from parent during the six months ended October 31, 1996 of $2,124,799 increased the shareholder's deficit at October 31, 1996 by this amount.


ITEM 5. OTHER INFORMATION

    On September 11, 1996, ELCOA filed a post-effective amendment to a registration statement on Form S-2 in connection with the continuing offer and sale of its debt securities. Sales of these securities were suspended effective September 1, 1996, pending declaration of effectiveness of this post-effective amendment. Post-Effective Amendment Number 5 to Form S-2 (SEC Registration Number 333-02497) relating to $45,200,000 in principal amount of Demand and Fixed Rate Certificates remaining unsold from the prior registration was declared effective on January 31, 1997 at which time sales of debt securities re-commenced. As a result of comments received from the Division of Corporation Finance of the Securities and Exchange Commission sales of debt securities were voluntarily suspended.

    As a result of comments received from the Division of Corporation Finance of the Securities and Exchange Commission on April 3, 1997 and May 7, 1997, ELCOA restated and reclassified the amount due from parent and restated interest income at April 30, 1996. Reference is made to Form 10-K/A filed on May 28, 1997 to reflect the restatement of previously filed financial statements. To the extent applicable, the financial statements contained in this amended Form 10-Q for the three months ended October 31, 1996 have been restated accordingly.


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