Form 10-Q/A
period 1997-01-31
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1997-05-28
CIK 794566

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------

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



                                    January 31, 1997         April 30, 1996
                                    ----------------         --------------
                                      (Restated)               (Restated)
                                      (unaudited)
ASSETS

Direct finance leases:
    Aggregate future amounts
     receivable under lease
     contracts                        $18,077,502              $16,667,226
    Estimated residual value
     of equipment                       1,388,188                1,577,174

Initial direct cost, net                  473,696                  393,897

Less:
    Unearned income under
     lease contracts                   (3,817,489)              (3,347,395)
    Advance payments                     (544,709)                (516,658)
                                       ----------               ----------
                                       15,577,188               14,774,244
    Allowance for doubtful
     lease receivables                 (1,815,566)              (1,751,521)
                                       ----------               ----------
                                       13,761,622               13,022,723

Cash and cash equivalents               2,662,884                9,260,482
Other assets                              429,260                  452,783
                                       ----------               ----------

    TOTAL ASSETS                      $16,853,766              $22,735,988
                                      ===========              ===========









                                  SEE ACCOMPANYING NOTES
                                            1

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                               BALANCE SHEETS - (Continued)
                                      --------------


                                   January 31, 1997          April 30, 1996
                                   ----------------          --------------
                                     (Restated)                (Restated)
                                     (unaudited)

LIABILITIES

Amounts payable to
 equipment suppliers                 $      8,749              $     8,749
Accrued expenses and
 security deposits                         75,195                   65,809
Demand, fixed rate and
 money market thrift certificates      24,716,644               26,407,959
Accrued interest                        3,265,196                2,767,158
                                       ----------               ----------
                                       28,065,784               29,249,675

SHAREHOLDER'S DEFICIT

Common stock $1 par value,
 1,000 shares authorized,
 issued and outstanding                     1,000                    1,000
Variable rate cumulative
 preferred stock, series A,
 $1 par value, 50,000 shares
 authorized, none issued                      ---                      ---
Additional paid - in capital              999,000                  999,000
Due from parent                        (8,042,415)              (4,582,407)
Accumulated deficit                    (4,169,603)              (2,931,280)
                                      -----------               ----------
                                      (11,212,018)              (6,513,687)
                                       ----------                ---------
    TOTAL LIABILITIES AND
    SHAREHOLDER'S DEFICIT             $16,853,766              $22,735,988
                                      ===========              ===========










                                  SEE ACCOMPANYING NOTES
                                            2

                                                          EQUIPMENT LEASING CORPORATION OF AMERICA
                                                                  STATEMENTS OF OPERATIONS

                                                            (Restated)                               (Restated)
                                               For the Nine Months Ended January 31,   For the Three Months Ended January 31,
                                                     1997             1996                       1997             1996
                                                  -----------      -----------                -----------      -----------
                                                  (unaudited)      (unaudited)                (unaudited)      (unaudited)
Revenue:

Income earned under
  direct finance lease contracts                 $  1,871,140      $ 1,977,590                $  617,672       $   614,602

                                                 ------------      -----------                ----------       -----------
Total revenue                                       1,871,140        1,977,590                   617,672           614,602
                                                 ------------      -----------                ----------       -----------
Costs and expenses:
Interest expense, net                               1,599,583        1,441,302                   543,578           497,332

General and administrative expenses                   662,182          729,232                   204,509           244,784

Provision for doubtful lease receivables              847,698          514,769                   303,700           168,176
                                                 ------------      -----------                ----------       -----------
    Total costs and expenses                        3,109,463        2,685,303                 1,051,787           910,292
                                                 ------------      -----------                ----------       -----------
Loss before provision
  for income tax expense                          (1,238,323)         (707,713)                 (434,115)         (295,690)

Provision for income taxes
 - Federal (See Note 2)                                  ---               ---                       ---               ---
 - State                                                 ---               ---                       ---               ---
                                                 -----------       -----------                ----------       -----------
Net Loss                                         $(1,238,323)      $  (707,713)               $ (434,115)      $  (295,690)
                                                 ===========       ===========                ==========       ===========





                                                                SEE ACCOMPANYING NOTES
                                                                          3


                                                EQUIPMENT LEASING CORPORATION OF AMERICA
                                            STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT
                                                             (Restated)

                                 Common Stock
                              ----------------
                              ($1.00 Par Value)
                                 1,000 shares
                                  Authorized        Additional                                 Total
                                No. of shares       Paid-In      Due From        Accumulated   Shareholder's
                              Issued    Amount      Capital      Parent          Deficit       Deficit
                              ----------------      ----------   -----------     -----------   -------------
Balance, April 30, 1996
previously reported           1,000     $1,000      $999,000     $        --     $(1,435,128)  $   (435,128)

Prior year effect of
restatement of interest
income from parent               --         --            --              --      (1,496,152)    (1,496,152)

Reclassification of due
from parent                      --         --            --      (4,582,407)             --     (4,582,407)
                            -------     ------      --------     -----------     -----------   ------------

Balance, May 1, 1996
as restated                   1,000     $1,000      $999,000      (4,582,407)     (2,931,280)    (6,513,687)

Net Loss for the
nine month period
ended January 31, 1997
(unaudited)                      --         --            --              --      (1,238,323)    (1,238,323)

Reclassification of net
increase in amount due
from parent                      --         --            --       (3,460,008)            --     (3,460,008)
                              -----     ------      --------      -----------    -----------   ------------
Balance, January 31, 1997     1,000     $1,000      $999,000      $(8,042,415)   $(4,169,603)  $(11,212,018)
(unaudited)                   =====     ======      ========      ===========    ===========   ============

                                                SEE ACCOMPANYING NOTES
                                                          4



                    EQUIPMENT LEASING CORPORATION OF AMERICA
                            STATEMENTS OF CASH FLOWS

                                                  (Restated)
                                     For the Nine Months Ended January 31,
                                                1997             1996
                                             -----------      -----------
                                             (unaudited)      (unaudited)
OPERATING ACTIVITIES
--------------------
Net Loss                                     $(1,238,323)     $ (707,713)
Adjustment to Reconcile Net Loss to Net
Cash from Operating Activities:
  Amortization of Deferred Debt Expenses         176,436         172,026
  Provision for doubtful lease receivables       847,698         514,769
Effects of Changes
  in other Operating Items:
  Accrued Expenses                                 9,386             450
  Accrued Interest                               498,038         451,302
  Other (net)                                   (152,913)       (164,337)
                                             -----------      ----------
Net Cash Provided By Operating Activities        140,322         266,497
                                             -----------      ----------

INVESTING ACTIVITIES
---------------------
Excess of Cash Received
  Over Lease Income Recorded                   4,316,048       4,765,807
Receipt of Advance Payments                      216,362         143,402
Purchase of Equipment
  for Direct Finance Leases                   (6,119,007)     (4,932,211)
                                             -----------      ----------
Net Cash Used In
  Investing Activities                       $(1,586,597)     $  (23,002)
                                             -----------      ----------










                             SEE ACCOMPANYING NOTES
                                       5



                    EQUIPMENT LEASING CORPORATION OF AMERCIA
                     STATEMENTS OF CASH FLOWS - (Continued)

                                                     (Restated)
                                        For the Nine Months Ended January 31,

                                                1997             1996
                                             -----------      -----------
                                             (unaudited)      (unaudited)

FINANCING ACTIVITIES
--------------------
Proceeds from Issuance
  of Demand and Fixed Rate Certificates      $3,351,242       $7,168,313
Net Advances to Parent                       (3,460,008)      (1,206,281)
Redemption of Demand, Fixed
  Rate, and Money Market Thrift
  Certificates                               (5,042,557)      (5,195,690)
                                             ----------       ----------
Net Cash Provided by (used in)
  Financing Activities                       (5,151,323)         766,342
                                             ----------       ----------
Increase (Decrease) in Cash and
   Cash Equivalents                          (6,597,598)       1,009,837
Cash and Cash Equivalents,
    Beginning of Year                         9,260,482        8,908,798
                                             ----------       ----------
Cash and Cash Equivalents,
    End of Period                            $2,662,884       $9,918,635
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

3.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

    Subsequent to the issuance of ELCOA's financial statements for the three month period ended January 31, 1997, ELCOA recognized the necessity to reclassify the amounts due from parent as a deduction from shareholder's equity rather than as an asset. In addition, the interest income earned on the receivable was restated as a reduction to the intercompany receivable, rather than income in the statements of operations. The effect of this restatement decreased assets and shareholder's equity by $10,143,628 and $6,078,559 as of January 31, 1997 and April 30, 1996, respectively. Accordingly, the previously reported statements of operations for the nine and three months ended January 31, 1997 and 1996 have been restated as follows:
                                For the nine months       For the three months
                                ended January 31,         ended January 31,
                                     1997        1996        1997        1996
    Net loss as                      ----        ----        ----        ----
    previously reported         $  (633,262)  $(314,087)  $(193,069)  $(142,951)

    Effect of restatement of
    interest income from parent    (605,061)   (393,626)   (241,046)   (152,739)
                                -----------   ---------   ---------   ---------
    Net loss as restated        $(1,238,323)  $(707,713)  $(434,115)  $(295,690)

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

    During the nine months ended January 31, 1997 and 1996, ELCOA incurred $1,599,583 and $1,441,302, respectively in interest expense (net) on its outstanding Demand, Fixed Rate and Money Market Thrift Certificates. Accrued interest thereon of $3,265,196 and $2,778,010, respectively, were outstanding at January 31, 1997 and 1996. These expenses were reduced by interest income of $235,714 and $371,028, respectively during the nine months ended January 31, 1997 and 1996. ELCOA's excess cash is invested in short-term U.S. Government Treasury Bills, having three month maturities, with interest rates of 5.0% at January 31, 1997 and 1996. The average rates of interest paid on the Certificates (including accrued interest thereon) were approximately 8.6% during the nine month periods ended January 31, 1997 and 1996. Effective January 1, 1991, ELCOA and Walnut, its parent, agreed to pay each other interest on any intercompany advances during each month. Interest will be charged at a rate equal to 2% above the prevailing "prime" rate of interest at Corestates Bank, Reading, Pennsylvania. During the nine months ended January 31, 1997 and 1996, ELCOA earned $605,061 and $393,626, respectively, of interest income under this agreement. These amounts are not reflected in the statement of operations, but rather were recorded as reductions to the intercompany receivable.

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

    Advances to parent increased to fund general corporate purposes included but not limited to purchase of equipment for lease and funds necessary to maintain Walnut's operations. Intercompany advances by ELCOA to Walnut, its sole shareholder, have been treated as a deduction from equity in ELCOA's balances sheet because of the relationship of the parties and the control inherent in that relationship. Interest otherwise received by ELCOA from Walnut has been recorded as a reduction in the amount due from its parent, and not as interest income in the statements of operations. As a result, the net increase in the amount due from parent during the nine months ended January 31, 1997 of $3,460,008 increased the shareholder's deficit at January 31, 1997 by this amount.

ITEM 5.  OTHER INFORMATION

    Post-Effective Amendment Number 3 to Form S-2 (SEC Registration Number 333-02497) relating to $45,200,000 in principal amount of Demand and Fixed Rate Certificates remaining unsold from the prior registration was filed on December 23, 1996. On January 21, 1997, and January 30, 1997 the Company filed Post-Effective Amendments Number 4 and 5, respectively, to update financial disclosures to include the results of operations for the quarter ended October 31, 1996. This offering was declared effective on January 31, 1997, at which time ELCOA recommenced the offering of these securities to the public.

    As a result of comments received from the Division of Corporation Finance of the Securities and Exchange Commission, ELCOA voluntarily suspended sales of debt securities. ELCOA also filed amendment number 2 on Form 10-K on May 28, 1997 to recalculate and reclassify the amount due from parent and to recalculate interest income included in the financial statements for the three fiscal years ended April 30, 1996. To the extent applicable, the financial statements contained in this amended Form 10-Q for the nine months ended January 31, 1997 have been restated accordingly.

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