Form 10-K405
period 1997-04-30
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1997-08-14
CIK 794566

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/ X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
For the fiscal year ended                                Commission File Number
April 30, 1997                                           33-65814

                    EQUIPMENT LEASING CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

          DELAWARE                             23-2408914
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)

              501 SILVERSIDE ROAD, STE. 76, WILMINGTON, DE  19809
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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by
a court.  / X / Yes   /   / No

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of July 31, 1997, there were 1,000 shares of the Registrant's common stock, $1.00 par value, outstanding. The Registrant has no other classes of common stock.
                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                     PART I
ITEM 1. BUSINESS

    (a)  GENERAL DEVELOPMENT OF BUSINESS

    ELCOA is a Delaware corporation, incorporated on May 6, 1986 for the primary purpose of acquiring general commercial and business equipment for lease. All of the outstanding common stock of ELCOA is owned by Walnut Equipment Leasing Co., Inc., a Delaware Corporation ("Walnut"), which has been continually engaged in equipment leasing since 1969 (and prior thereto commenced business in 1960 through its predecessor). ELCOA's primary purpose is to raise funds necessary to maintain a portfolio of small equipment leases, diversified as to type of business user, type of equipment, and geographical location, recognizing the income between its rate of return on the investment in the leases, less interest and other related expenses of operations. ELCOA's primary business purpose differs from Walnut in that ELCOA was formed to finance a portfolio of longer term lease contracts and equipment while Walnut is primarily engaged in the business of originating, selling, and servicing equipment lease contracts. Walnut retains leases of short duration, typically one year or less, without regard to the credit quality of the leases retained or sold.

    As a result of the inability of ELCOA and Walnut to meet requests for redemptions of their respective debt securities on or after July 7, 1997, each company filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Eastern District of Pennsylvania on August 8, 1997. ELCOA and Walnut are managing their businesses as debtors-in-possession subject to the control and supervision of the Bankruptcy Court. See "Item 1. Business-Method of Financing", "Item 3. Legal Proceedings", and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

    (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    ELCOA conducts business in only one industry segment, the leasing of commercial equipment. See the Financial Statements included in Item 8 to this report.

    (c)  NARRATIVE DESCRIPTION OF BUSINESS

    ELCOA's principal business is the acquisition of commercial and industrial equipment from Walnut for business use which is to be contemporaneously leased to credit-worthy lessees. In order to determine the credit-worthiness of a prospective lessee, factors such as time in business, financial strength, reports from credit reporting bureaus, and trade references are considered. ELCOA acquires the equipment only after leases on the equipment to be purchased for lease have been consummated. Leases are written for periods of two to five years for equipment costing $1,000 to $25,000, and only on occasion more than $25,000. The lease agreements entered into between ELCOA or its agents and the lessees contemplate the payment of funds sufficient to recover ELCOA's investment in the equipment plus a profit over the term of the leases. The lease specifically does not give the lessee any option to purchase the equipment. However, ELCOA has offered the lessee at the expiration of the lease the opportunity to purchase the leased equipment at its approximate fair market value, which historically has approximated the estimated residual values which have been established by ELCOA at the inception of each lease. The recorded residual value ranges from $1 to approximately 10% of the Company's original equipment cost. Substantially all leased equipment has been sold to the lessees at the termination of the leases. The leases require that the lessee maintain and insure the equipment and provide that ELCOA has no obligation to repair or maintain the equipment. The lessee relies solely on warranties or services from the vendor or the manufacturer of the equipment.
In leasing equipment, ELCOA relies principally on the credit of the lessee to recapture the cost of equipment rather than the residual value of the equipment. Since the leases are small, it is therefore impractical to conduct a physical inspection of the equipment prior to commencement or during use by the lessee. ELCOA therefore relies upon a written certificate of acceptance and oral representations by telephone from the lessees regarding the conditions, use, and maintenance of the equipment prior to inception of each lease. These leases are commonly referred to as direct finance leases.

    ELCOA has adopted Walnut's standard non-cancellable lease for its direct finance leases, the terms and conditions of which vary slightly from transaction to transaction. These leases are commonly referred to as "hell or high water", full-payout, or finance leases pursuant to Article 2A of the Uniform Commercial Code. As such, the lessees are unconditionally obligated to make monthly rental payments to the Company irrespective of the condition, use or maintenance of the equipment under leases, in management's opinion, and have no legal or equitable defenses that may be asserted against the Company in the event the leased equipment does not properly function. In substantially all cases, the lease states that lessees are obligated to (1) remit all rents due, regardless of the performance of the equipment; (2) operate the equipment in a careful and proper manner and in compliance with applicable governmental rules and regulations; (3) maintain and service the equipment; (4) insure the equipment against casualty losses and public liability, bodily injury and property damage; and (5) pay directly or reimburse ELCOA for any taxes associated with the equipment, its use, possession or lease except those relating to net income derived by ELCOA therefrom. Under terms of the lease contract, the lessees are prohibited from assigning or subletting the equipment or appurtenant lease to any third party without the express written consent of the lessor. In the event of a default by a lessee, it may declare the entire unpaid balance of rentals due and payable immediately and may seize and remove the equipment for subsequent sale, release or other disposition. As of April 30, 1997, ELCOA had 5,802 direct finance leases which have an average initial term of approximately 37 months, with an average remaining lease receivable balance of $3,098. Of these leases, 492 had balances between $6,000 and $10,000 with an aggregate balance of $3,618,625 and 208 had balances in excess of $10,000 with an aggregate balance of $3,544,342. Total aggregate leases outstanding at April 30, 1997 was $18,409,854. All leases cover equipment leased for commercial use only by businesses throughout the United States.
None of the equipment leased is intended for use by consumers. This equipment is typically characterized by the leasing industry as "small-ticket" equipment.

    ELCOA, from time to time, may also lease equipment under renewable leases which do not contemplate full recovery of ELCOA's original costs during their initial one year term. These leases are referred to as operating leases, intended primarily for large corporate and governmental lessees that are restricted from entering into leases with terms longer than one year. The leases will be automatically renewed for an additional year, and so on from year to year, unless terminated upon ninety days prior written notice. The lessee is granted an option to purchase the equipment for the original invoice price less a credit for a portion of the rentals paid. ELCOA may require equipment vendors to repurchase the equipment should the lessee cancel after the initial one year term. The repurchase price is equal to the original cost of the equipment, less a credit for a portion of the rentals received from the lessee. There are no assurances that ELCOA's costs will be recovered. Presently, ELCOA has no operating leases and therefore there are no obligations whereby a vendor currently is required to repurchase the equipment should the lessee cancel after the initial term.

NATURE OF LEASES AND MARKETING

    ELCOA primarily purchases its equipment for lease from Walnut, which in turn relies on a variety of equipment vendors located throughout the United States, none of which is expected to be responsible for supplying Walnut or ELCOA with 5% or more of their equipment purchases. Management of ELCOA believes that the terms of purchase from Walnut are at least as favorable as those available from unaffiliated third parties.

    ELCOA believes it will be in a competitive position within its industry because of its ability to carry a large number of small equipment leases through extensive utilization of electronic data processing by Walnut, under its servicing agreement described below. (See "Servicing Agreement" described herein).

    ELCOA concentrates on seeking lessees desiring to lease equipment generally costing $25,000 or less under direct finance leases, with terms ranging from two to five years, because it believes that there is less competition from larger competitors for small leases, and it believes that it can spread the risk of loss from defaulted leases over a greater number of lessees. Accordingly, no single lessee represents over .8 percent of the outstanding lease portfolio. All equipment purchased for lease is solely for use by businesses, and not for lease to consumers. ELCOA estimates the total cost of equipment purchased from Walnut for lease comprising 5% or more of the total purchases during the twelve months ended April 30, 1997, 1996, and 1995 as follows:

                                           April 30,   April 30,   April 30,
INDUSTRY                                     1997        1996        1995
                                           --------    --------    --------
Food/Hospitality Service                      39%         45%         39%
Industrial Equipment                          22%         20%         21%
Auto After Market and Test Equipment          17%          9%         13%
Office Machines and Copiers                    8%         11%          8%
Computers and Peripheral Hardware             ---          5%          7%
Audio Visual and Communications               ---         ---          5%

These amounts vary from year to year, and may not be indicative of future purchases. The equipment purchased is primarily newly manufactured equipment, but on occasion, ELCOA will purchase used equipment at its then fair market value. The equipment will not be obsolete or have been repossessed from any of Walnut's delinquent lessees. The equipment is located throughout the United States without undue concentration in any one area. ELCOA's historical experience indicates that the equipment under lease does not become obsolete at the conclusion of the lease term.

    ELCOA's lease portfolio is diversified in location throughout the United States. The following is a geographical breakdown of the location of ELCOA's equipment at its original, undepreciated cost, less estimated residual value, outstanding as of April 30, 1997:

             Region                  $               %
         --------------         ------------       -----
         New England            $  2,359,156       10.31
         Mid Atlantic              6,370,407       27.84
         Southeast                 4,040,998       17.66
         Midwest                   3,089,098       13.50
         South                     2,116,604        9.25
         Rocky Mountain              533,155        2.33
         West Coast                1,494,208        6.53
         Southwest                 2,878,582       12.58
                                ------------       -----
                                $ 22,882,208       100.0%
                                ============       =====

    Walnut markets its lease origination program by providing equipment manufacturers and dealers with the ability to utilize leasing as a sales tool. It approaches equipment manufacturers, dealers and branch outlets with promotional programs with the expectation that the ultimate customer will lease equipment through Walnut. Walnut also receives requests from its lessees for additional leases of new equipment. Walnut had previously used regional offices, direct mail programs, telemarketing and cooperative mailing efforts with certain equipment manufacturers as marketing vehicles all of which have been phased out due to poor results in relation to costs associated with these efforts. Walnut believes that it must further modify its marketing efforts to attract an increased number of dealers and distributors (i.e. "vendors"), who will become aware of the option of using leasing as a sales tool, which in turn will increase the generation of new leases by Walnut thereby increasing the amount of leases available for purchase by ELCOA. As of August 11, 1997, Walnut maintained a staff of 4 account executives who maintain close relationships with the approximately 647 equipment vendors who generate new
lease applications in any given month.   Walnut rarely entertains lease
application from outside lease brokers. The success of Walnut's marketing program depends to a large extent on the lease rates offered to its customers; these rates in turn depend on competition in the marketplace and on Walnut's ability to raise sufficient financing at reasonable rates of interest.

LEASE ORIGINATION AND ADMINISTRATION

    Pursuant to an Option Agreement with Walnut, ELCOA purchases equipment for lease from Walnut, in exchange for a fee for such lease origination. Under terms of this arrangement, Walnut provides marketing services, credit investigation and processing of all necessary lease documents. ELCOA purchases such equipment only within 90 days of the date on which it is first placed in service by the lessee. The purchase price paid by ELCOA to Walnut is the out-of-pocket cost expended by Walnut, without profit, along with a lease origination fee. See "Option Agreement." The criteria for selection of leases to be sold are those long-term leases having a minimum term of two years in duration. Title to the equipment is irrevocably transferred to ELCOA at the time of settlement for each purchase. There are no backlog orders for equipment purchase commitments.

OPTION AGREEMENT

    ELCOA has the continuing right of first refusal to purchase newly acquired equipment, as well as the related leases, from Walnut when Walnut has equipment available to sell. In consideration of Walnut's marketing, credit, and processing department functions (commonly referred to as lease origination expenses), for the three fiscal years ended April 30, 1997, ELCOA was charged by Walnut a lease origination fee equal to 4% of the initial equipment cost as a fee, exclusive of any additional fees paid to independent third party lease broker firms. This agreement continues until terminated by the mutual agreement of the parties in writing. Management is currently reassessing the cost of originating new leases which may result in an increase to this fee in the future.

    It is intended that all equipment under lease is to be transferred to ELCOA, shortly after being placed in service by lessees. In such case, Walnut reduces the purchase price by the amount of any funds received through advance rentals, prepayments or security deposits received from the lessee of the equipment prior to the assignment of a lease and transfer of title to ELCOA.

SERVICING AGREEMENT

    Walnut, as ELCOA's agent under a service contract dated May 23, 1986 (the "Agreement"), invoices the lessee monthly for any rentals due, rentals in arrears, and necessary state or local sales, use, or personal property taxes. All monies received by Walnut as agent for ELCOA are segregated, processed and deposited into an escrow account pursuant to an agreement dated May 23, 1986, established for ELCOA's benefit. These monies may not, under any circumstances, be commingled with any of Walnut's general funds. Walnut remits all sales, use, and personal property taxes directly to the proper taxing authority from this account. Monthly, Walnut renders a listing of the net rentals collected on behalf of ELCOA, along with a remittance of the net escrowed funds, no later than the fifth business day following the end of each calendar month. Walnut also uses its best efforts to re-lease the equipment at the termination of any lease or negotiate and collect the anticipated residual value of any equipment at the termination of each initial lease; remitting said payments in kind to ELCOA as provided above, without reduction. Walnut also maintains insurance which management believes is adequate against liability or damage from losses as a result of the lessee's anticipated utilization of the equipment against loss by fire or otherwise. For the three fiscal years ended April 30, 1997, as consideration for these general and administrative services, ELCOA was charged a monthly servicing fee of $6.50 for each account outstanding at the end of each month. Management is reassessing the cost of servicing the present portfolio and may need to increase the service fee in light of the current number of leases outstanding and the current out of pocket costs to the servicer.

CREDIT POLICY AND DELINQUENCIES

    ELCOA, through Walnut, expects to follow a policy that it considers to be an efficient method of determining credit risks. Walnut relies heavily on bank references, trade references, number of years in business, various credit bureau reports, and personal credit references of the principals involved with the lessee. In addition to the credit investigation, the leases purchased by ELCOA may include the personal guaranty of the owners and principal shareholders (and their spouses) of sole proprietorships, partnerships, and closely-held corporations which have been in business less than three years, or have fewer than 20 employees. Most credit decisions are made within a few days of the initial credit application. ELCOA believes that credit evaluation is essential inasmuch as the equipment has a substantially reduced value on resale or re-leasing. Beginning in July, 1997, Walnut implemented the utilization of a scoring system based on the "Fair Issac" method utilized in the credit industry to eliminate those applicants whose credit score is below a certian minimum threshold, while utilization of scoring is expected to initially increase the percentage of rejected applications and new leases, it is expected that the rate of new delinquencies will decrease in the future.

    As of August 11, 1997, Walnut employed approximately 9 people in its credit, processing and collection departments. It has adopted a policy of litigating all claims against lessees for unpaid rentals and only settling any such obligations in favor of the lessor. As a result, delinquent receivables balances which are reported on a contractual basis appear higher than industry averages because of ELCOA's decision to pursue delinquent lessees until all collection efforts have been completely exhausted. Historically, the amounts recovered from collections of delinquent leases have exceeded the legal fees incurred in connection therewith. Walnut reimburses the law firm of William Shapiro Esq., P.C., an affiliate, for payroll costs of its staff attorneys and any required advances for court costs, and does not pay any other fees on either a contingent or hourly basis. Neither William nor Kenneth Shapiro are included in the law firm's payroll. In consideration of these services, Walnut is entitled to retain any late charges collected to offset these costs of collection and litigation on behalf of ELCOA. Walnut does not refund any of the fees collected from ELCOA in those instances when a lessee defaults and collection efforts are discontinued. Once collection efforts are discontinued, any likelihood of recovering the equipment, to the extent not previously repossessed, is considered remote.

    An allowance for doubtful lease receivables is calculated at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expense and reduced by charge-offs based upon a periodic evaluation (at least quarterly) of delinquent finance lease receivables.

    The following table sets forth ELCOA's lease receivable delinquencies on a strict contractual basis as of April 30, 1997, 1996, and 1995. References to payments past due two monthly payments means payments which are at least 31, but not more than 60 days past due. Payments past due three monthly payments means payments which are at least 61, but not more than 90 days past due, while payments four or more mean 91 or more days past due on the contractual basis.


                                                 April 30,
                              ---------------------------------------------------------------
                                1997                  1996                 1995
                                    $         %           $         %           $         %
                              -----------   ------  -----------   -----   -----------   -----

Aggregate Future
    Lease Receivables         $18,409,854   100.00  $16,667,226   100.00  $17,267,612   100.0
                              -----------   ------  -----------   ------  -----------   -----

Current                        11,331,054    61.55    9,993,204    59.96   10,908,170    63.2

Past due - Two Monthly
    Payments                      990,978     5.38      942,432     5.65    1,156,730     6.7

Past due - Three Monthly
    Payments                      503,016     2.73      403,153     2.42      465,480     2.7

Past due - Four or More
    Monthly Payments            5,584,806    30.34    5,328,437    31.97    4,737,232    27.4




                              ANALYSIS OF BAD DEBT WRITE-OFFS



                                     Fiscal Years Ended April 30,
                                     1997           1996           1995
                              -----------    -----------    -----------
   Aggregate Future
    Lease Receivables         $18,409,854    $16,667,226    $17,267,612

   Provisions for
    Doubtful Accounts           1,044,080        957,063      1,057,634

   Net Charge-Offs                986,675        731,829      1,257,058

   Average Gross Lease
    Receivables                17,538,540     16,967,419     17,617,021

   Percent of Net Charge-
    Offs to Average Gross
    Lease Receivables                 5.6%           4.3%           7.1%

   Allowance for Doubtful
    Lease Receivables           1,808,926      1,751,521      1,526,287

   Percent of Allowance for
    Doubtful Lease Receivables
    to Aggregate Future Lease
    Receivables                       9.8%          10.5%           8.8%

   Percent of Allowance for
    Doubtful Lease Receivables
    to Receivables Past Due
    Four or More Monthly
    Payments                         32.4%          32.9%          32.2%

















                                               8

    As of April 30, 1997 and 1996, lease payments in arrears on receivables four or more monthly payments past due (included in the contractual balances due of $5,584,806 and $5,328,437) were $3,617,211 and $3,423,728, respectively.
Although the balance of delinquent receivables increased during the fiscal year ended April 30, 1997, management believes that the likelihood of collection may be greater as the credit criteria for new leases has been enhanced. As of April 30, 1997, and 1996, approximately $3,669,000 or 19.9% and $3,510,000 or
21.1%, respectively, of direct finance lease receivables on a strict total contractual basis were 12 or more months past due.

    ELCOA believes that its loss experience and delinquency rate is reasonable for its operations in that the provisions for doubtful accounts charged against operations typically equal or exceed net charge-offs on an historical basis. Delinquent receivable balances expressed as a total of lease receivables appears to be high because of its market, i.e., primarily small to medium sized businesses, and the decision to pursue delinquent lessees until all reasonable collection efforts have been completely exhausted. The implication of these higher percentages requires ELCOA to continue its collection efforts diligently to minimize its actual losses from delinquent accounts. The utilization of a credit scoring system of new applicants may reduce the percentage of new delinquencies in the future. As of April 30, 1997 and 1996, ELCOA maintained an allowance for doubtful lease receivables of $1,808,926, and $1,751,521, respectively, which management believes is adequate for future write-offs on the Company's aggregate gross lease receivables. These reserves totaled 9.8% and 10.5%, respectively, of the total gross lease receivables outstanding at April 30, 1997 and 1996. The allowance is based upon management's periodic analysis performed at least quarterly of the lease portfolio, also taking into consideration ELCOA's and Walnut's past experience in the management of delinquent lease receivables. Total past due lease receivables as reflected in the above chart represent the total amount of payments due as well as all aggregate future payments to become due under terms of the underlying lease contracts. During the three fiscal years ended April 30, 1997, 1996 and 1995, the allowance for doubtful accounts increased by provisions for doubtful lease receivables annually in the amounts of $1,044,080, $957,063, and $1,057,634, respectively. The amounts written off in each of the three fiscal years ended April 30, 1997, 1996 and 1995, were $986,675, $731,829, and $1,257,058, respectively, or 5.6%, 4.3%, and 7.1% of average gross lease receivables.
ELCOA does not expect the percentage of net charge-offs to average gross lease receivables to materially increase in future fiscal years.

    Walnut also utilizes its collection department and a law firm with which it is affiliated to collect any and all delinquent payments on behalf of ELCOA. Walnut is entitled to be compensated for the collection of delinquent payments, by an amount equal to the delinquency and late charges collected under terms of each delinquent lease agreement, with the net rentals remitted to ELCOA. Walnut, in turn, compensates the law firm for its services from funds so received. Therefore, if no collections are made on a certain delinquent lease, ELCOA is charged only the monthly servicing fee for that account.

    ELCOA bears the risk of all loss of any lease rentals provided for under the leases, the loss of any equipment owned by it, any loss of value of any equipment, and all losses incurred in the sale of such equipment, no matter how such loss occurs. Consequently, ELCOA is required to maintain an allowance for such losses, increases in which will result in corresponding charges to operations. Management attributes the increase in delinquencies to increased credit card debt and unsecured debt owed by individuals and businesses in general and has provided for additional reserves accordingly. This assertion is based on ELCOA's historical experience of collections of its outstanding lease receivables which remained consistent during the past three fiscal years. Management reviews these accounts at least quarterly and at year end provides what it believes to be an adequate reserve for potential losses thereof by a corresponding charge against operations. Leases are written-off only if there is an adverse court decision, bankruptcy or settlement, and local counsel engaged in the collection effort has determined that further action in recovering the debt is unwarranted. The high level of write-offs during the fiscal year ended April 30, 1995 resulted from management's decision to discontinue collection efforts in certain cases where the legal costs of pursuing collection would be more than the recoveries anticipated. Factors such as evolving changes in case and statutory law in some states favoring debtor's rights (notably Florida, Texas, Alabama, South Carolina and California), post-judgment filing costs associated with continuing litigation and pursuit in collections, economic conditions in certain geographical areas, and the age of the delinquent lease receivables being collected can be attributed to the larger percentage of write-offs. Management believes that the likelihood of collecting the remaining delinquent lease receivables is greater than those previously written-off, as the credit criteria for new leases in those states favoring debtors rights have been enhanced. For small businesses, the Company often requires, to a greater extent, that all co-owners be personally responsible for the obligations under lease contracts. In addition, as a result of a shift in marketing direction by Walnut towards more technical equipment to be leased by larger companies, along with a shift away from smaller, retail businesses, management believes that it can lower its delinquency rates. If the equipment is returned to ELCOA, it will maintain an inventory of the repossessed equipment until it can be re-let or sold. ELCOA writes down the carrying value of this equipment to its forced sale value when it is repossessed.

BOOKKEEPING AND DATA PROCESSING

    Almost all of ELCOA's bookkeeping and record-keeping functions are performed by Walnut utilizing electronic data processing programs developed and owned by Walnut Associates, Inc., the owner of all of the outstanding common stock of Walnut. It is anticipated that Walnut will maintain sufficient duplicate records to safeguard its information. For the three fiscal years ended April 30, 1997, ELCOA reimbursed Walnut $500 weekly for performance of these services. Management is currently reassessing this weekly fee which may be increased due to current costs incurred to perform these services.

    ELCOA believes the fees to be charged by Walnut in connection with the above arrangements to be no higher than those charged by outside sources for similar services.

METHOD OF FINANCING

    ELCOA, in order to conduct its business, must have the financial resources with which to purchase the equipment it leases. In the past, the funds for such purchases have been generated primarily from the sale of the Debentures and receipt of rental payments. During the fiscal year ended April 30, 1997, the proceeds from the issuance of Demand and Fixed Rate Certificates decreased to $5,370,047 from proceeds of $9,620,233 during the fiscal year ended April 30, 1996 as sales of securities were suspended from September 1, 1996 to

January 31, 1997 pending the registration of the securities. See the Statements of Cash Flows on page 27. Sales of securities were again suspended during April, 1997. As a result of the requests by certificate holders for redemptions which exceeded ELCOA'S cash and cash equivalents, ELCOA was unable to meet the requests for redemption of its Demand, Fixed Rate and Money Market Thrift Certificates beginning July 7, 1997 and thereafter. Management has reviewed the Trust Indentures covering the registered offerings of these debt securities and has concluded that failure to effect such redemptions may constitute grounds for default by ELCOA under the Trust Indenture. On August 8, 1997, Walnut and ELCOA separately filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. ELCOA and Walnut are managing their businesses as debtors-in-possession subject to the supervision and control of the U.S. Bankruptcy Court for the Eastern District of Pennsylvania. Pending resolution of these proceedings, there will be no payments of interest or principal on outstanding debt securities. See Items 3 and 7 to this Form 10-K. In the future, ELCOA expects to fund its operating expenses from the receipt of rental payments from outstanding leases. In addition, Walnut, on ELCOA's behalf, has been negotiating with other financial institutions that have expressed an interest in purchasing pools of leases from ELCOA by discounting the anticipated lease receivables and residual values at a rate which would generate additional income and cash flows that would be available to purchase additional leases from Walnut. To date, no such sales have been consummated, although negotiations are continuing. Cash realized from the sale of leases would immediately be available to invest in new lease business to carry an increased lease portfolio.

    It should be noted that although ELCOA's rental income from its lessees is fixed at the inception of each lease, ELCOA's net income from a given lease is affected by changes in the interest rate it pays on borrowed funds. To the extent that the interest rates that ELCOA pays on any borrowed funds increase, ELCOA must pay any such increased cost without having the ability to increase its rental charges on existing leases.

    ELCOA had sold Demand, Fixed Rate, and Money Market Thrift Certificates pursuant to prior offerings, of which $24,128,483 were outstanding at April 30, 1997. Of these, $1,237,302 were payable upon demand, and $22,891,181 of fixed-term certificates were due as follows:

              Year Ending April 30,
              ---------------------
              1998                      $12,463,977
              1999                        4,764,066
              2000                        2,254,299
              2001                        1,075,594
              2002 & thereafter           2,333,245
                                        -----------
                                        $22,891,181
                                        ===========

Approximately .7% of these certificates were held by William Shapiro, the Company's President, members of his immediate family, or companies in which he maintains a majority interest. Certificates held by these affiliates were purchased for cash under terms of the prior offerings of these securities at the public offering price. See also Note 8 to the Financial Statements.

EMPLOYEES

    It is currently anticipated that the officers of ELCOA will continue to devote substantially all of their time to their duties related to their respective positions with Walnut and its affiliates. ELCOA has no full-time employees. However, the officers and directors of ELCOA will make such time commitments as may be necessary, which are not expected to be a significant amount of time, to ensure that ELCOA to the best of its ability fulfills its duties under the Indenture and such other duties as the officers and directors shall deem necessary to protect the interest of ELCOA's creditors, principally the Debenture holders, or which may be required by law. Mr. William Shapiro, President of ELCOA, has over 30 years experience in "small-ticket" leasing.
Mr. Kenneth S. Shapiro, Vice-President of ELCOA, has over 15 years experience in leasing. Kenneth S. Shapiro is also a licensed certified public accountant. Both officers are attorneys. See "MANAGEMENT".

COMPETITION

    Equipment leasing and related businesses are highly competitive and that competition may increase. A number of concerns are engaged in the same type of business as ELCOA, including: (1) finance divisions, affiliates or subsidiaries of suppliers which sell products leased by ELCOA, (2) banks or their affiliates, (3) other leasing and finance companies, including Walnut, and (4) independently formed partnerships operating for the specific purpose of leasing equipment. Many of these organizations have greater financial or other resources than ELCOA and, therefore, may be able to obtain funds on terms more favorable than those available to ELCOA. This may permit such organizations to offer lease terms which ELCOA could not match. Also, such organizations may have competitive advantages including their affiliation with vendors and their nationwide leasing organizations. Although ELCOA has a right of first refusal to purchase new equipment and leases which Walnut wishes to sell, Walnut may compete with ELCOA for future business.

    Factors that effect competition include convenience, rate, terms, speed of credit approval, nature and type of equipment to be leased, and size of lease. ELCOA has no way of determining its share of the leasing market.

FEDERAL INCOME TAX CONSIDERATIONS

    ELCOA's leasing activities are not generally oriented toward creating tax benefits. The recently enacted Revenue Reconciliation Act of 1993 is expected to have no material impact on ELCOA's operations. To the extent that the current tax law reduces the benefits of equipment ownership, equipment users might be more inclined to lease because deductibility of rental payments by the lessee would remain unaffected, while purchases of equipment would no longer provide certain tax advantages.

ITEM 2.  PROPERTIES

    ELCOA leases office space and conference room facilities at 501 Silverside Road, Wilmington, Delaware. The lease for this space continues on a month to month basis with 60 days notice by either landlord or tenant required to terminate it.

ITEM 3.  LEGAL PROCEEDINGS

    On August 8, 1997, ELCOA and Walnut filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Eastern district of Pennsylvania. These filings are being jointly administered by the Bankruptcy Court. ELCOA and Walnut are managing their businesses as debtors-in-possession subject to the control and supervision of the Bankruptcy Court. See "Item 1. Business-Method of Financing" and "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations".

    The discussion below sets forth various aspects of the Chapter 11 Proceeding, but is not intended to be an exhaustive summary. For additional information regarding the effect of the Chapter 11 Proceeding, reference should be made to the Bankruptcy Code.

    Under Chapter 11, ELCOA and Walnut as debtors-in-possession, are authorized to continue to operate their businesses; however, they may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval where and when necessary.

    Under Chapter 11, all litigation and claims against ELCOA and Walnut (including those of the holders of outstanding debt securities) at the date of the filing have been stayed while ELCOA and Walnut continue business operations as debtors-in-possession. The Bankruptcy Code prohibits creditors who are subject to the jurisdiction of the Bankruptcy Court from suing ELCOA or Walnut; either by commencement or continuation of a lawsuit or otherwise, unless the Bankruptcy Court terminates or modifies the automatic stay of litigation or otherwise authorizes payments by ELCOA or Walnut.

    Under Chapter 11, an official committee of unsecured creditors for each company may be appointed and such committees have the right to review and object to certain business transactions and can participate in the formulation of any plan of reorganization. The Creditors' Committee will be entitled to retain counsel and other professionals, in each case at the expense of ELCOA or Walnut, if they are retained pursuant to an order of the Bankruptcy Court.

    As debtors-in-possession, ELCOA and Walnut have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts and unexpired leases. In this context, "assumption" means that ELCOA or Walnut agree to perform their obligations under the contract or lease, and "rejection" means that ELCOA or Walnut are relieved of its obligations to perform further under the contract or lease and is subject only to a claim for damages resulting from the breach thereof. Any such damage claims are treated as general unsecured claims in the reorganization proceedings. ELCOA and Walnut are studying executory contracts and unexpired leases to determine whether assumption or rejection is appropriate.

    Under the Bankruptcy Code, a creditor's claim is treated as secured only to the extent of the value of such creditor's collateral, and the balance of such creditor's claim is treated as unsecured. Claims which were contingent or unliquidated at the commencement of the Chapter 11 Proceeding are generally allowable against the ELCOA or Walnut.

    There are no other legal proceedings or actions pending or threatened against ELCOA, or to which its property is subject, which management believes would have a materially adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

    As of July 31, 1997, ELCOA's common stock was held by one entity as set forth in item 12 of this Form 10-K. There is no public market for the Company's common stock. The Company has paid no dividends during the past two years with respect to its common stock.

                                                      PART II


ITEM 6.  SELECTED FINANCIAL DATA

    The following summarizes certain financial information with respect to ELCOA for the five years ended April
30, 1997 (audited).  This data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the "Financial Statements" appearing elsewhere.


                                           For the Fiscal Year Ending April 30,
                                   1997          1996          1995         1994          1993    ----------    ----------
------------------------------
Operating Revenues           $2,546,452    $2,610,450    $2,945,151   $3,009,864    $3,057,645

Net Loss                     (1,539,208)   (1,238,047)     (847,232)    (406,137)     (424,608)

Total Assets                 14,960,268    22,735,988    23,204,220   22,260,742    19,131,427

Demand, Fixed Rate and Money
Market Thrift Certificates
Outstanding                  24,128,483    26,407,959    24,521,875   21,810,991    18,041,504

Shareholder's Deficit       (12,247,708)   (6,513,687)   (3,725,401)  (1,752,437)     (712,721)

Ratio of Earnings to
Fixed Charges (1)                   ---           ---           ---          ---           ---

(1)  The Ratios of earnings to fixed charges were computed by dividing pre-tax income plus fixed charges by the amount of fixed charges.  For the years ended April 30, 1997, 1996, 1995, 1994, and 1993 the ratio of earnings to fixed charges was less than "1", due to the net loss of $1,539,208, $1,238,047, $847,232,
     $406,137, and $424,608, respectively.


ITEM 7. MANAGEMENT'S NARRATIVE DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE FISCAL YEARS ENDED APRIL 30, 1997

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with ELCOA's financial statements and notes thereto appearing elsewhere herein. As regards transactions with affiliates, see Note 8 to the Financial Statements.

     ELCOA began operations on May 23, 1986 by the assignment of approximately $1,000,000 in equipment and related leases from Walnut in exchange for all of ELCOA's outstanding common stock. During the fiscal years ended April 30, 1997, 1996 and 1995, aggregate new lease receivables were $10,896,610, $8,676,271, and $9,674,906, respectively, new equipment purchased for lease was $8,137,205, $6,561,611, and $7,321,620, respectively, and recognized revenues from direct finance leases totalled $2,546,452, $2,610,450, and $2,945,151, respectively. During the three fiscal years ended April 30, 1997, all (100%) of the equipment and leases purchased were from Walnut. See "CREDIT POLICIES AND DELINQUENCIES" for a discussion of the delinquency status as respects these leases as of April 30, 1997. ELCOA attributes the increase in new lease receivables entered in the fiscal year ended April 30, 1997 to an increase in the amount of leases offered by sale from Walnut. The income earned under direct finance lease contracts decreased 2.5% during the fiscal year ended April 30, 1997 after having decreased, 11.4%, and 2.2% during the fiscal years ended April 30, 1996 and 1995, respectively. The decrease in the growth of earned revenues during the two fiscal years ended April 30, 1996 was the result of a decrease in the amount of lease contracts outstanding during these years.
     Management attributes the loss reported for the fiscal years ended April 30, 1997, 1996 and 1995 to a variety of factors including, but not limited to, increased reliance on borrowed funds, provisions for doubtful lease receivable associated with an aging portfolio of leases, and excess interest incurred on certificates over interest earned on excess cash and investment balances during the fiscal year. In order to improve operating results, ELCOA will have to increase the amount of its outstanding lease receivables. This remedy may be achieved by the purchase of lease receivable portfolios from third parties, as well as from Walnut. See "Credit Policies and Delinquencies" for a discussion of steps being taken to improve the credit quality of new leases. During the three fiscal years ended April 30, 1997, the Company's costs of operations were funded from rentals collected. Net proceeds from the sale of debt securities were used for redemptions of previously issued debt securities and the purchase of equipment for lease during the fiscal years ended April 30, 1997, 1996 and 1995, with excess funds being retained in low-yield but highly liquid investments, including U.S. government securities with terms not exceeding six months in length.

     ELCOA experienced growth in the volume of new leases added to its portfolio during the fiscal year ended April 30, 1997, after experiencing a decline during the fiscal year ended April 30, 1996. Aggregate new lease receivables increased by $2,220,339 or approximately 25.6% during the fiscal year ended April 30, 1997 and decreased by $998,635 or approximately 10.3% during the fiscal year ended April 30, 1996. In analyzing ELCOA's Financial Statements, it is therefore important to note the relationships between new lease volume added during an accounting period and the net lease revenue and income before income taxes reported for that period. Net lease revenue recognized by ELCOA during an accounting period is defined to be the income earned under direct finance lease contracts. New lease volume is the total of all new lease contracts added to the portfolio during the period. As a consequence, during a period in which the rate of growth of new lease volume increases, the growth rate of net lease revenue in that period will be less than the rate of growth in new lease volume, because the income earned from new lease volume is recognized over the term of each lease contract and not in the year the contract is entered. On the other hand, certain expenses recognized by ELCOA during an accounting period, such as the provision for losses, are more directly related to the aggregate amount of outstanding leases during that period. Thus, current-period expenses are more dramatically impacted by volume growth than is net lease revenue. As a result of the foregoing factors, reported income before income taxes will in turn grow at a slower rate than the rate of growth in net lease revenue during periods of increasing rates of growth in new lease volume. In periods of decreased rates of lease volume growth, the foregoing relationship would be reversed.

    Lease origination expenditures which represent fees incurred in the acquisition of new lease receivables from Walnut were 4% of the equipment acquired by ELCOA from Walnut, plus any commissions paid to vendors and outside leasing brokers for the three fiscal years ended April 30, 1997. Management is currently reassessing the cost of originating new leases and may increase the origination fee in the future. Effective May 1, 1990, Walnut included as part of the equipment cost any commissions paid vendors or leasing brokers in the acquisition of the equipment. As such, these costs are no longer reimbursed separately by ELCOA, but paid as part of the equipment cost. See Note 1 to the Financial Statements for a discussion of the impact of SFAS 91 on accounting for lease origination costs. Total amounts paid Walnut under the option agreement during the three fiscal years ending April 30, 1997, 1996 and 1995 were $312,970, $252,370, and $281,531, respectively.

    For the fiscal years ended April 30, 1997, 1996 and 1995, ELCOA incurred $886,313, $972,678, and $1,054,460, in general and administrative expenses, respectively. Monthly servicing and bookkeeping fees paid to Walnut in the amount of $501,722, $592,638, and $676,228 during the fiscal years ended April 30, 1997, 1996, and 1995, respectively, were a primary component of general and administrative expenses. The $90,916 decrease from the fiscal year ending April 30, 1996 in comparison to the fiscal year ending April 30, 1997 is attributable to a reduction in the number of finance leases outstanding which were 5,802 at April 30, 1997, a decrease from 6,644 at April 30, 1996. This decrease corresponds to the $86,365 or 8.9% overall reduction in general and administration expenses. Also included in the general and administrative expenses during the fiscal years ended April 30, 1997, 1996 and 1995 were $244,662, $241,323, and $247,561, respectively, of amortization of the deferred debt registration and solicitation expenses, which include amortization of commissions paid on account of sales of Demand, Fixed Rate, and Money Market Thrift Certificates. Fees paid to Financial Data, Inc., a registered transfer agent and affiliate of the Company, for services rendered in connection with the Demand, Fixed Rate and Money Market Thrift Certificates, were $98,926, $106,589, and $99,595, during the fiscal years ending April 30, 1997, 1996 and 1995, respectively. In the event that Walnut should cease operations or be unable to fulfill its obligations in origination and servicing of ELCOA's leases, ELCOA's costs to perform these services might increase, reducing profitability.

    An allowance for doubtful direct finance lease receivables is maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expenses and reduced by chargeoffs. ELCOA recorded provisions for doubtful lease receivables of $1,044,080, $957,063, and $1,057,634 for the fiscal years ended April 30, 1997, 1996 and 1995, respectively, resulting from increases in delinquent accounts outstanding during these periods. At April 30, 1997, approximately 38% of the then outstanding lease receivables were past due as reported on a contractual basis. ELCOA expects that the percentage of delinquencies will decrease as the aggregate amount of lease receivables increases in the future. Management has reviewed these accounts at year end and has provided what it believes to be an adequate reserve for potential losses thereof on an impairment basis by a corresponding charge against operations. See also "BUSINESS - Credit Policy and Delinquencies." For a further discussion of the legal efforts being conducted to collect delinquent lease receivables, see Footnote 8 to the Financial Statements.

    During the fiscal years ended April 30, 1997, 1996, and 1995, ELCOA incurred $2,155,267, $1,918,756, and $1,679,929, respectively, in interest expense, net of interest income of $255,135, $480,262, and $376,233, respectively, on average debt (including accrued interest thereon) of $28,429,677, $28,442,700, and $25,258,751, respectively, based upon the amounts of debt outstanding computed on a quarterly basis. Average interest rates on average outstanding debt, including accrued interest, but disregarding interest income on excess funds, were 8.5%, 8.4%, and 8.1%, respectively. The interest expense before calculation of any offset from interest income increased each year as a result of the increase in the average amount of issued and outstanding debt securities of ELCOA.

    During the fiscal years ended April 30, 1997, 1996 and 1995, ELCOA recognized provisions for state income taxes in the amounts of $0, $0, and $360, respectively. See Footnote 1 to the Financial Statements. No provisions for federal income taxes were necessary, due to the benefit of Walnut's net operating loss carryforwards.

    ELCOA's revenue is set at the time a given lease contract is executed. Consequently, inflation is not expected to impact revenue subsequent to the inception of any given lease. In addition, inflation will not have a material effect on ELCOA's operating expenses as they are fixed based upon any applicable Servicing Agreement with Walnut. However, increased reliance on any variable rate borrowings subjects ELCOA to increased exposure to inflation because of the risk of increased interest rates. To the extent that ELCOA is able to obtain funds at fixed interest rates, inflation will have no impact over the term of any given lease.

    In order to reduce operating losses, and improve operating profitability, management continues to take steps to increase the generation of new lease receivables that it deems credit-worthy, and increase collections from past due lease receivables. In order to improve the overall quality of its future lease receivables, the Company requires to a greater extent that co-owners be personally responsible for the obligation under lease contracts. Walnut's recent implementation of a scoring system to analyze new lease applications may result in a future reduction in delinquent receivables. The percentage of delinquent lease receivables decreased during fiscal 1997, in part, as a result of the increase in the outstanding amount of aggregate lease receivables during the year. If the level of outstanding lease receivables increases and the quality of new leases improves, management believes that the percentage of severely delinquent leases may decrease.

CAPITAL RESOURCES AND LIQUIDITY

    ELCOA had financed its new business primarily from the proceeds from its sale of Certificates, as well as from rentals received from lease contracts outstanding. During the three fiscal years ended April 30, 1997, 1996, and 1995, approximately 0%, 29% and 37%, respectively of the equipment purchases were funded from sale of securities, and 100%, 71%, and 63%, respectively were funded from rental collections and cash on hand. Approximately $16,696,000 in principal amount, including accrued interest on the $24,128,483 in Debentures outstanding at April 30, 1997, is subject to redemption within one year of that date. Scheduled receipts from lease contracts total approximately $9,823,000 during this period. See Footnotes 2 and 6 to the Financial Statements.

    Redemptions of Debentures previously issued decreased to $7,649,524 from $7,734,149 during the fiscal years ended April 30, 1997 and 1996, respectively. The proceeds of sale from Debentures decreased to $5,370,047 for the fiscal year ended April 30, 1997 from $9,620,233 for the fiscal year ended April 30, 1996. Sales of these securities were voluntarily suspended as of April 18, 1997. As of April 30, 1997, ELCOA had approximately $533,000 of cash on hand, and had a receivable from Walnut of approximately $8,777,000 for funds previously advanced. See the Statement of Cash Flows for the three fiscal years ended April 30, 1997.

    Excess funds have historically been invested in low yielding but highly liquid investments. During the fiscal year ended April 30, 1997, the average interest rate earned by ELCOA on these funds was approximately 5.6%, while the average interest rate paid on outstanding certificates was 8.5%, resulting in a negative spread of 2.9%. Any decision by the Federal Reserve to increase rates in general may reduce this "negative spread". During the fiscal year ended April 30, 1997, the average rate of return on ELCOA's investment in its lease receivables was 16.7%.

    As noted in the Statements of Cash Flows on page 27, sales of Demand and Fixed Rate Certificates have decreased over the three fiscal years ended April 30, 1997. Redemption of these securities have remained relatively consistent.

    Prior to April 30, 1997, ELCOA had not defaulted on any contractual payment of interest or principal on any Demand, Fixed Rate and Money Market Thrift Certificates issued to the public, and requests for early repayment of interest or principal had never been later than five business days after demand for redemption was received. During the month of June, 1997, as a result of reductions in the Company's available cash, requests for early redemption of Demand and Fixed Rate certificates prior to maturity were deferred to July 5, 1997. As a result of the requests by certificate holders for redemptions which exceeded ELCOA's cash and cash equivalents, ELCOA was unable to meet the requests for redemption of its Demand, Fixed Rate and Money Market Thrift Certificates beginning July 7, 1997 and thereafter. Management has reviewed the Trust Indentures covering the registered offerings of these debt securities and has concluded that a default may have occurred in the redemption provisions. On August 8, 1997, ELCOA and Walnut filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. ELCOA and Walnut are managing their businesses as debtors-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Eastern District of Pennsylvania. Pending the resolution of this proceeding, no further redemptions or payments of interest will occur. In order to continue its operations, ELCOA must generate additional sources of liquidity to fund new business, of which there can be no assurance. See "Methods of Financing".

                 STATEMENT REGARDING FORWARD LOOKING STATEMENTS

    Except for the historical information contained herein, the matters discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this annual report on Form 10-K, are forward looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties are more fully discussed in Note 1 to the Financial Statements. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of management's discussion and analysis in the Company's quarterly and annual reports on Form 10-Q and 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements.                                     Page
                                                                   ----
Independent Auditor's Report.                                       21

Balance Sheets as of April 30, 1997 and 1996.                       23

Statements of Operations for the years ended April 30,              25
1997, 1996 and 1995.

Statement of Changes in Shareholder's Deficit for
the years ended April 30, 1997, 1996 and 1995.                      26

Statements of Cash Flows for the years ended April                  27
30, 1997, 1996 and 1995.

Notes to Financial Statements                                       29


       See Item 14 on page 41 for Index of Financial Statement Schedules

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholder of Equipment Leasing Corporation of America

We have audited the accompanying balance sheets of Equipment Leasing Corporation of America (a wholly-owned subsidiary of Walnut Equipment Leasing Co., Inc.) as of April 30, 1997 and 1996 and the related statements of operations, changes in shareholder's deficit and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equipment Leasing Corporation of America as of April 30, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Equipment Leasing Corporation of America will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, has a receivable from its Parent whose realization is uncertain and has been unable to meet the requests for redemption of its certificates beginning July 7, 1997. In addition, on August 8, 1997, the Company and its Parent have filed separate voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1. In the event the plan of reorganization is confirmed, continuation of the business thereafter is dependent on the Company's ability to achieve sufficient cash flow to meet its restructured debt obligations. As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, the confirmation of a plan of reorganization could materially change the amounts currently recorded in the financial statements. If no reorganization plan is approved, it is possible that the Company's assets could be liquidated. The financial statements do not included any adjustments that might result from the outcome of these uncertainties.

/s/  Cogen Sklar LLP
COGEN SKLAR LLP

Bala Cynwyd, Pennsylvania
July 1, 1997, except for Note 1, Management's Plans, as to which the date is August 8, 1997.


                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (a Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                                 BALANCE SHEETS
                               -----------------


                                               As of April 30,
                                           1997                    1996
                                    -----------             -----------
      ASSETS

Direct finance leases:
      Aggregate future amounts
       receivable under lease
       contracts                    $18,409,854             $16,667,226
      Estimated residual value
       of equipment                   1,369,844               1,577,174
      Initial direct costs, net         434,603                 393,897
Less:
      Unearned income under
       lease contracts               (3,851,248)             (3,347,395)
                                    -----------             -----------

                                     16,363,053              15,290,902
      Advance payments                 (562,777)               (516,658)
                                    -----------             -----------

                                     15,800,276              14,774,244
      Allowance for doubtful
       lease receivables             (1,808,926)             (1,751,521)
                                    -----------             -----------

                                     13,991,350              13,022,723
Cash and cash equivalents               532,710               9,260,482
Other assets                            436,208                 452,783
                                    -----------             -----------

      TOTAL ASSETS                  $14,960,268             $22,735,988
                                    ===========             ===========











                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (a Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                          BALANCE SHEETS - (continued)
                               -----------------

                                                As of April 30,
                                            1997                    1996
                                     -----------             -----------
      LIABILITIES

Amounts payable to
  equipment suppliers                $     8,749             $     8,749
Accrued expenses and security
  deposits                                76,317                  65,809
Demand, Fixed Rate, and Money
  Market Thrift Certificates
  (includes $177,250 and $183,805
  held by related parties)            24,128,483              26,407,959
Accrued interest (includes $13,896
  and $8,459, to related parties)      2,994,427               2,767,158
                                     -----------             -----------


      SHAREHOLDER'S DEFICIT           27,207,976              29,249,675
                                     -----------             -----------

Common Stock $1 par value,
  1,000 shares authorized,
  issued and outstanding                   1,000                   1,000
Variable Rate Cumulative
  Preferred Stock, Series A, $1
  par value, 50,000 shares
  authorized, none issued                    ---                     ---
Additional paid - in capital             999,000                 999,000
Due from parent                       (8,777,220)             (4,582,407)
Accumulated Deficit                   (4,470,488)             (2,931,280)
                                     -----------             -----------

                                     (12,247,708)             (6,513,687)
                                     -----------             -----------

      TOTAL LIABILITIES AND
      SHAREHOLDER'S DEFICIT          $14,960,268             $22,735,988
                                     ===========             ===========







                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A Wholly-Owned Subsidiary of
                      Walnut Equipment Leasing Co., Inc.)
                            STATEMENTS OF OPERATIONS
                        --------------------------------


                                         For the Years Ended April 30,

                                        1997            1996            1995
                                 -----------      ----------      ----------
Revenue:

Income earned under
  direct finance lease
  contracts                      $ 2,546,452      $2,610,450      $2,945,151
                                 -----------      ----------      ----------

Costs and expenses:

Interest expense, net of
  interest income of $255,135,
  $480,262 and $376,233,
  respectively                     2,155,267       1,918,756       1,679,929
General and administrative
  expenses (includes $750,980,
  $881,382 and $946,465,
  respectively, paid to related
  parties)                           886,313         972,678       1,054,460
Provision for doubtful
  lease receivables                1,044,080         957,063       1,057,634
                                 -----------      ----------      ----------

Total costs and expenses           4,085,660       3,848,497       3,792,023
                                 -----------      ----------      ----------

Loss before provision
   for state income taxes         (1,539,208)     (1,238,047)       (846,872)

Provision for state income taxes         ---             ---             360
                                 -----------      ----------      ----------

Net Loss                         $(1,539,208)    $(1,238,047)     $ (847,232)
                                 ===========      ==========      ==========








                              SEE ACCOMPANYING NOTES

                                       EQUIPMENT LEASING CORPORATION OF AMERICA
                                            (A Wholly-Owned Subsidiary of
                                         Walnut Equipment Leasing Co., Inc.)
                                    STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT
                         Common Stock
                       ($1.00 Par Value)
                         1,000 shares
                          Authorized        Additional                                     Total
                         No. of shares       Paid-In      Due From       Accumulated       Shareholder's
                       Issued    Amount      Capital       Parent          Deficit         Deficit
                       ------    ------     ----------   -----------     ------------      ---------------
Balance,
April 30, 1994          1,000    $1,000     $999,000     $(1,906,436)    $  (846,001)      $ (1,752,437)

Net Loss for the year
ended April 30, 1995      ---       ---          ---             ---        (847,232)          (847,232)

Net advances to parent    ---       ---          ---      (1,125,732)            ---         (1,125,732)
                        -----    ------     --------     -----------     -----------       ------------
Balance, April 30, 1995 1,000    $1,000     $999,000     $(3,032,168)    $(1,693,233)      $ (3,725,401)

Net Loss for the year
ended April 30, 1996      ---       ---          ---             ---      (1,238,047)        (1,238,047)

Net advances to parent    ---       ---          ---      (1,550,239)            ---         (1,550,239)
                        -----    ------     --------     -----------     -----------       ------------

Balance, April 30, 1996 1,000    $1,000     $999,000     $(4,582,407)    $(2,931,280)      $ (6,513,687)

Net Loss for the year
ended April 30, 1997      ---       ---          ---             ---      (1,539,208)        (1,539,208)

Net advances to parent    ---       ---          ---      (4,194,813)            ---         (4,194,813)
                        -----    ------     --------     -----------     -----------       ------------

Balance, April 30, 1997 1,000    $1,000     $999,000     $(8,777,220)    $(4,470,488)      $(12,247,708)
                        =====    ======     ========     ===========     ===========       ============

                                                SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                            STATEMENTS OF CASH FLOWS
                              -------------------


                                             For the Years Ended April 30,
                                           1997            1996           1995
                                    -----------     -----------    -----------
OPERATING ACTIVITIES

Net Loss                            $(1,539,208)    $(1,238,047)    $(847,232)
Adjustments to reconcile
    net loss to net cash provided
    by (used in) operating activites:
  Amortization of
    deferred debt expenses              244,662         241,323       247,561
  Provision for doubtful
    lease receivables                 1,044,080         957,063     1,057,634
Effects of Changes
  in other operating items:
  Accrued expenses                      10,509           (6,480)      (26,820)
  Accrued interest                     227,269          440,450       232,378
  Other assets (net)                  (228,087)        (270,595)     (232,922)
                                    ----------      -----------    -----------
Net cash provided by (used in)
  operating activities                (240,775)         123,714        430,599
                                    ----------      -----------    -----------

INVESTING ACTIVITIES

Excess of cash received
  over lease income recorded         5,843,618        6,263,312      6,447,111
Increase in advance payments           280,880          190,424        179,692
Purchase of equipment
  for direct finance leases         (8,137,205)      (6,561,611)    (7,321,620)
                                    ----------      -----------    -----------

Net cash used in
  investing activities             $(2,012,707)       $(107,875)     $(694,817)
                                    ----------      -----------    -----------










                             SEE ACCOMPANYING NOTES

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                     STATEMENTS OF CASH FLOWS - (continued)
                              -------------------


                                             For the Years Ended April 30,

                                          1997            1996           1995
                                    ----------     -----------    -----------
FINANCING ACTIVITIES

Proceeds from issuance
  of Demand and Fixed Rate
  Certificates                      $5,370,047     $ 9,620,233    $10,983,417
Net advances to parent              (4,194,813)     (1,550,239)    (1,125,732)
Redemption of Demand, Fixed
  Rate, and Money Market
  Thrift Certificates               (7,649,524)     (7,734,149)    (8,272,533)
                                    ----------     -----------    -----------
Net cash provided by (used in)
  financing activities              (6,474,290)        335,845      1,585,152
                                    ----------     -----------    -----------

Increase (Decrease) in
  Cash and Cash Equivalents         (8,727,772)        351,684      1,320,934
Cash and Cash Equivalents,
  Beginning of Year                  9,260,482       8,908,798      7,587,864
Cash and Cash Equivalents,          ----------     -----------    -----------
  End of Year                       $  532,710      $9,260,482     $8,908,798
                                    ==========     ===========    ===========




















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

BASIS OF FINANCIAL STATEMENT PRESENTATION AND MANAGEMENT'S PLANS

    The financial statements of ELCOA have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amount of liabilities that may be necessary should ELCOA be unable to continue in the normal course of business.

    During the years ended April 30, 1997, 1996 and 1995, ELCOA incurred losses of $1,539,208, $1,238,047, and $847,232, respectively, and reported accumulated deficits of $4,470,488 and $2,931,280 at April 30, 1997 and 1996, respectively. As a result of the requests by certificate holders for redemptions which exceeded ELCOA's cash and cash equivalents, ELCOA was unable to meet the requests for redemption of its Demand, Fixed Rate and Money Market Thrift Certificates beginning July 7, 1997 and thereafter. Management reviewed the Trust Indentures covering the registered offerings of these debt securities and concluded that a default may have occurred in the redemption provisions. ELCOA had previously suspended sales of its Demand and Fixed Rate Certificates on April 18, 1997. On August 8, 1997, ELCOA and Walnut filed separate voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. ELCOA and Walnut are managing their businesses as debtors-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Eastern District of Pennsylvania. The independent auditor's report for Walnut for each of the three years ended April 30, 1997 contained an explanatory paragraph which indicated that Walnut has suffered recurring losses from operations and has a shareholder's deficit which, along with the filing of the Chapter 11 petition, raises substantial doubt about that entity's ability to continue as a going concern. As a result of the transactions between the Company and Walnut in the ordinary course of business, including but not limited to advances to Walnut which are not restricted as to their intended use, a receivable from Walnut is reflected on the Company's balance sheet as a reduction of shareholder's equity and not as an asset because of the relationship of the parties, the control inherent in that relationship, and the terms of the intercompany agreement. Walnut's ability to continue as a going concern raises an uncertainty as to the realization of the Company's receivable from its parent company.

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

    The management of Walnut has initiated certain cost-saving and volume building measures to improve the efficiency of the Company as the volume of new leases generated increases. Walnut must increase the level of new leases and control its costs of lease origination and administration in order to reduce its operating expenses, and sell leases to third-party purchasers, along with ELCOA, in order to continue as a going concern and to repay the balance of any intercompany advances in the ordinary course of business.

    Management believes that should Walnut cease operations or be unable to fulfill its obligations in the organization and servicing of the Company's leases, that the Company could purchase leases of similar term and cost from outside sources and could service its leases by contracting with other entities. In addition, the Company anticipates that it will continue to finance its new business primarily from the proceeds from rentals received from lease contracts outstanding as well as through the sale of leases to third-party asset securitizers.

    LEASE ACCOUNTING:

    ELCOA is in the business of leasing commercial equipment which is specifically acquired for each lease. For financial reporting purposes, ELCOA primarily uses the direct financing method and records at the inception of the lease (a) the estimated unguaranteed residual value of the leased equipment and the aggregate amount of rentals due under the lease as the gross investment in the lease and (b) the unearned income arising from the lease, represented by the excess of (a) over the cost of the leased equipment. The unearned income is recognized as income over the term of the lease on the effective (or interest) method in accordance with the requirements of Statement of Financial Accounting Standards No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". ("SFAS 91"). In addition, under this method a portion of the initial direct costs as defined by SFAS 91 ($312,970, $252,370, and $281,531 for the years ended April 30, 1997, 1996 and 1995, respectively) are accounted for as part of the Investment in Direct Financing Leases. These expenses are 4% of the original equipment cost. Unearned income is earned and initial direct costs are amortized to reduce income using the effective method over the terms of each respective lease.

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

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

    ESTIMATED RESIDUAL VALUES OF EQUIPMENT UNDER DIRECT FINANCE LEASES:

    ELCOA generally offers an option to purchase the leased equipment upon expiration of the lease term at its then fair market value (which ranges from $1 to approximately 10% of the original equipment cost). Residual value of this equipment is generally established at the purchase option price offered.

    ALLOWANCE FOR DOUBTFUL LEASE RECEIVABLES:

    An allowance for doubtful direct finance lease receivables is maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of delinquent lease receivables. The allowance is increased by provisions charged to operating expense and reduced by charge-offs based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables. Charge-offs totaled $986,675, $731,829, and $1,257,058 for the years ended April 30, 1997, 1996 and 1995, respectively.

    FINANCIAL INSTRUMENTS:

    The following method and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

    Cash and cash equivalents, accounts payable to equipment suppliers, accrued expenses and security deposits, demand certificates and accrued interest: the carrying amounts reported in the balance sheet approximate the fair value because of the short term maturity of these instruments.

    Fixed Rate and Money Market Certificates: it was not practical to estimate the fair value of the Fixed Rate and Money Market Certificates outstanding. There is no market for this debt.

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

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                       WALNUT EQUIPMENT LEASING CO. INC.)
                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

    The net deferred tax asset as of April 30, 1997 and 1996 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

                                                  1997              1996
                                            ----------        ----------
         Operating lease method vs.
           direct financing method          $1,295,000        $1,467,000
         Provisions for doubtful
           lease receivables                   705,000           472,000
         Other                                 (42,000)          (32,000)
                                            ----------        ----------
         Net deferred tax asset              1,958,000         1,907,000
         Valuation allowance                (1,958,000)       (1,907,000)
                                            ----------        ----------
         Net deferred tax asset
           after valuation allowance        $      ---        $      ---
                                            ==========        ==========

    A valuation allowance was considered necessary since it is more likely than not that the Company will not realize the tax benefits of the deductible differences. There was no cumulative effect on income upon the adoption of SFAS 109 for the year ended April 30, 1995 since there was no existing deferred tax asset as of May 1, 1994.

    The Company will be included in the consolidated federal income tax return of its parent, Walnut Equipment Leasing Co., Inc.. Based on a tax allocation agreement, current federal taxes otherwise refundable (payable) under a separate company computation will be received from (paid to) its parent.

    For the fiscal years ended April 30, 1997, 1996 and 1995 there was no provision for either current or deferred federal income taxes.

    CASH FLOW STATEMENTS:

    The Company considers cash invested in short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. At April 30, 1996 and 1995, cash equivalents consisting of U.S. Government Securities amounted to $8,098,999 and $6,349,693, respectively. The company had no cash equivalents at April 30, 1997. Amounts paid for interest for the fiscal years ended April 30, 1997, 1996 and 1995 were $2,204,458, $1,996,122, and $1,898,734, respectively. There were no amounts paid for income taxes for the fiscal years ended April 30, 1997, 1996, and 1995.

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

2.  AGGREGATE FUTURE AMOUNTS RECEIVABLE UNDER LEASE CONTRACTS:

Receivables under direct finance lease contracts at April 30, 1997 are due as follows:

              Year ending
               April 30,                Amount
              -----------          -----------
               1998                $ 9,822,703
               1999                  5,089,267
               2000                  2,421,616
               2001                    797,841
               2002 & beyond           278,427
                                   -----------
                                   $18,409,854
                                   ===========

3.  OTHER ASSETS:

    Other assets of $436,208 and $452,783 at April 30, 1997 and 1996, respectively, include $435,920 and $452,495 in deferred expenses, net of accumulated amortization, representing costs directly related to ELCOA's registration and sale of Demand, Fixed Rate, and Money Market Thrift Certificates. Included in deferred expenses are unamortized commissions of $297,032 and $336,289 at April 30, 1997 and 1996 paid by ELCOA to Welco Securities, Inc. Such expenses are being amortized on a straight-line basis over the estimated average lives of the debt issued under the registration statements and the term of the certificates. Amortization of deferred expenses charged to income during the years ended April 30, 1997, 1996 and 1995, were $244,662, $241,323, and $247,561, respectively, which includes commissions paid for sale of these certificates.

4.  AMOUNTS PAYABLE TO EQUIPMENT SUPPLIERS

    Amounts payable to equipment suppliers in the amount of $8,749 as of April 30, 1997 and 1996 represents holdbacks from suppliers of equipment as additional security for performance by the underlying lessee on the related lease contract, and are payable at the termination of the contracts based upon the lessee's compliance with terms of the lease contract.

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                         NOTES TO FINANCIAL STATEMENTS

5.  INCOME TAXES

    ELCOA will file a consolidated Federal income tax return with its parent, Walnut. ELCOA has made no provision for Federal income tax expense for the years ended April 30, 1997, 1996 and 1995 due to the benefit of Walnut's net operating loss carryforwards.

    ELCOA has provided for $0, $0, and $360 in state income tax expense for the fiscal years ended April 30, 1997, 1996 and 1995, respectively.

6.  DEMAND, FIXED RATE, AND MONEY MARKET THRIFT CERTIFICATES

    The Demand, Fixed Rate, and Money Market Thrift Certificates outstanding at April 30, 1997 bear interest at rates ranging from 7.25% to 12.75%, and are due as follows:

                Year ending
                 April 30,                   Amount
                -----------             -----------
                   1998                 $13,701,279
                   1999                   4,764,066
                   2000                   2,254,299
                   2001                   1,075,594
                   2002 & beyond          2,333,245
                                        -----------
                                        $24,128,483
                                        ===========

    Included in the amounts due in the year ended April 30, 1997 are $1,237,302 of certificates payable on demand. The accrued interest of $2,994,427 at April 30, 1997 is payable upon demand.

7.  CAPITALIZATION

    On May 23, 1986, ELCOA issued all of its authorized shares of common stock (1,000 shares, $1.00 par value per share) in exchange for certain lease assets from Walnut. These shares are fully paid and nonassessable. ELCOA has also authorized the issuance of 50,000 shares of preferred stock, $1.00 par value. At April 30, 1997, no shares of preferred stock have been issued.

8.  TRANSACTIONS WITH RELATED PARTIES

    Welco Securities, Inc. ("Welco"), a registered broker/dealer and affiliate of ELCOA, has been engaged as underwriter to sell certain debt securities to the public. Under the terms of the agreement with Welco, ELCOA pays a commission to Welco of between 0.2% and 8.0% of the sale price of securities sold by Welco on ELCOA's behalf, depending upon the term of each certificate sold. ELCOA also reimburses Welco for its out-of-pocket costs associated with

                    EQUIPMENT LEASING CORPORATION OF AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                      WALNUT EQUIPMENT LEASING CO., INC.)
                         NOTES TO FINANCIAL STATEMENTS


8.  TRANSACTIONS WITH RELATED PARTIES  (Continued)

the offering of these securities. ELCOA amortizes the commissions paid to Welco over the term of the certificates. Reimbursements for costs and commissions paid to Welco for the years ended April 30, 1997, 1996 and 1995, were $150,332, $182,155, and $170,642, respectively.

    Outstanding Demand, Fixed Rate, and Money Market Thrift Certificates including accrued interest, held by the President, members of his family or companies in which he is the majority shareholder were $191,146 and $192,264 at April 30, 1997 and 1996, respectively.

    Walnut, ELCOA's parent, has been engaged to perform certain lease origination functions (i.e. marketing, credit investigation, and documentation processing) on behalf of ELCOA, for which it will be paid an amount equal to four percent (4%) of the gross equipment purchased by ELCOA for lease. See Footnote 1 to the Financial Statements. Since ELCOA has the right of selecting which leases it is willing to purchase from Walnut, it has not given Walnut the pre-approved authority to secure leases on its behalf. During the fiscal years ended April 30, 1997, 1996, and 1995 these origination costs totaled $312,970, $252,370, and $281,531, respectively, which includes reimbursement for commissions paid to outside lease brokers. During the years ended April 30, 1997, 1996, and 1995, these costs were capitalized in accordance with SFAS No.
91. In addition, Walnut receives $6.50 per month per outstanding lease for performing certain administrative functions for ELCOA, mainly, invoicing of monthly rentals, collection of lease receivables and residual values, management guidance, personnel, financing, and the furnishing of office and computer facilities. Walnut also retains any late charges assessed delinquent lessees as reimbursement for the legal costs of collection. ELCOA also pays Walnut $500 per week for routine bookkeeping functions performed on ELCOA's behalf. Servicing fees and bookkeeping charges paid Walnut for the years ended April 30, 1997, 1996 and 1995, were $501,722, $592,638, and $676,228, respectively. As of April 30, 1997, the amount due ELCOA by Walnut of $8,777,220 represents funds previously advanced to Walnut for general corporate purposes included but not limited to purchase of equipment for lease and funds necessary to maintain Walnut's operations. There are no restrictions on Walnut's use of funds received from intercompany advances. Walnut has agreed to pay interest on these outstanding advances, at the prime rate of interest plus 2%, which amounted to $883,740, $536,334, and $365,438 for the fiscal years ended April 30, 1997, 1996 and 1995, respectively. These amounts are not reflected in the statement of operations but rather were recorded as reductions to the intercompany receivable, because of the relationship of the parties, the control inherent in that relationship, and the terms of the intercompany agreement, and the accounting for parent company advances as a reduction of shareholder's equity.

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

costs and expenses incurred in these efforts. No expenses were incurred by ELCOA during the fiscal years ended April 30, 1997, 1996, and 1995. Under terms of the servicing agreement between Walnut and ELCOA, Walnut retained late charges in the approximate amounts of $390,000, $388,000, and $390,000 for the three fiscal years ended April 30, 1997, 1996 and 1995, respectively, to offset Walnut's contracted obligation for collection and litigation costs paid or incurred on ELCOA's behalf. Neither Kenneth nor William Shapiro, attorneys associated with the firm, received any compensation for services rendered by the law firm nor does the law firm report any net income from these activities. For the three fiscal years ended April 30, 1997, the relationship between amounts recovered by the law firm from delinquent lease receivables (on a consolidated basis for Walnut and ELCOA) and the costs paid the law firm by Walnut to reimburse it for these efforts was as follows:

                                     For The Three Fiscal Years Ended April 30,
                                     ------------------------------------------
                                           1997            1996            1995
                                     ----------      ----------      ----------
Amounts Collected and Remitted
by The Law Firm from Delinquent
Lease Receivables                    $1,632,000      $1,508,000      $1,379,000
-------------------------------------------------------------------------------

Amounts Paid to the Law Firm by
Walnut For Legal Collection Efforts  $  419,040      $  407,160      $  354,783

    Financial Data, Inc., a registered transfer agent and affiliate of ELCOA, performs all transfer agent duties and disburses all interest payments on behalf of ELCOA. Financial Data, Inc. is paid monthly, pursuant to its agreement with ELCOA, an amount equal to $2.00 per certificate holder per month, along with $1.00 per each certificate issued or redeemed during the month, or a minimum monthly charge of $1,000, whichever is greater. For the years ended April 30, 1997, 1996 and 1995, these expenses totaled $98,926, $106,589, and $99,595, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS AND EXECUTIVE OFFICERS
The following table identifies the Directors and Officers of ELCOA.

NAME                         POSITION WITH ELCOA               AGE
------------------           ----------------------------      ---
William Shapiro              President                         73
Kenneth S. Shapiro           Vice-President                    45
Lester D. Shapiro            Secretary/Treasurer/Director      36
Nathan Tattar                Director                          76
John B. Orr                  Director                          38
Adam Varrenti, Jr.           Director                          48

Directors' terms expire when their successors are duly elected by the sole shareholder of ELCOA. Officers' terms shall continue until their successors are selected by the Board of Directors.

    William Shapiro, the father of Kenneth and Lester Shapiro, holds degrees from Temple University Schools of Business and Law. He is a practicing attorney. He has been the President, Chief Executive Officer and Director of Walnut since 1969. For the last twenty-nine years, he has been the President, Chief Executive Officer, Director and sole shareholder of Walnut Associates, Inc., the sole shareholder of Walnut. He has been President of William Shapiro, Esq., P.C., a law firm, since 1976. He was a Director of Kulicke and Soffa Industries, Inc., a publicly held manufacturing company until August, 1987. Mr. Shapiro is also an officer, Director and sole shareholder of Welco Securities, Inc. since 1983, President of ELCOA since 1986, and President and a Director of Financial Data, Inc.

    Kenneth S. Shapiro, the son of William Shapiro, and brother of Lester Shapiro, is a graduate of Boston University's School of Business and School of Law. He is a practicing attorney and a Certified Public Accountant. Upon graduation from law school in 1977, he was employed by Touche Ross & Co., Certified Public Accountants, as a Tax Consultant. In 1977 he became a Director of Walnut and was employed as its Controller from September 1979 to 1983, when he became its Vice-President. In addition to being Vice-President of Walnut, he is the President and a Director of Welco Securities, Inc. He had been a member of the part-time faculty in Accounting and Taxation at Beaver College, Glenside, Pennsylvania from September, 1978 to May, 1994.

    Lester D. Shapiro, the son of William Shapiro and brother of Kenneth S. Shapiro, is a graduate of New York University's College of Business and Public Administration, having majored in accounting and management. He has also received a Masters of Business Administration degree from New York University in June 1985. Since 1981, he has also been engaged in the purchasing and resale of used business equipment on his own behalf, and since March 1986, has been the President and sole shareholder of Shapiro Business Machines, Inc., a dealer in used business equipment. He has been a Director of Walnut since September, 1983, and a Director and Secretary/Treasurer of ELCOA since inception.

    John B. Orr received his Bachelor of Science degree in Business Administration from Drexel University in 1981. From 1983 to July, 1989 he worked as an independent floor broker with Jordan Investments, and as a trader with Susquehanna Investment Group, both members of the Philadelphia Stock Exchange. From July 1989 through July, 1992, he was employed as a Vice President, director and shareholder of Wynncroft Options, Inc., a specialist trading firm on the floor of the Philadelphia Stock Exchange. From July, 1992, through April, 1994 he was employed with Group One Limited, an options trading firm and member of various exchanges. His is now the President of Tempest Trading Partners, Inc., an options trader on the floor of the Philadelphia Stock Exchange. He has been a Director of ELCOA since inception.

    Nathan Tattar received his Bachelor of Arts degree from Washington College, Chestertown, Maryland; his C.L.U. (Chartered Life Underwriter) from the American College in 1955; and the R.H.U. (Registered Health Underwriter) designation from the Health Insurance Council in 1972. He is also a charter recipient of the L.U.T.C.F. designation from the Life Underwriter's Training Council. He has maintained his own life insurance agency since 1970 in Philadelphia, Pennsylvania, and has been active for 40 years in the life, health and pension insurance field. He is an active member in the Boy Scouts of America and presently serves on its Executive Board. He is also a member of the Insurance and Capital Fund Raising Committees of the Cradle of Liberty Council, and presently serves on the Executive Board. He has been a Director of ELCOA since inception. He is also licensed as a registered representative and a Director with Welco Securities, Inc., a member firm of the NASD Regulation, Inc., and Underwriter of the Debentures.

    Adam Varrenti Jr., received his Bachelor of Science degree in Business Administration from Villanova University. Since 1982, he has been the sole proprietor of the Diversified Financial Group, West Chester, Pennsylvania. Mr. Varrenti received his C.L.U. (Chartered Life Underwriter) and his ChFC (Chartered Financial Consultant) designations from the American College in 1981 and 1985, respectively. He is also registered with the NASD through John Hancock Distributors, Inc., as a mutual fund salesman. He has been a Director of ELCOA since inception.

    ELCOA's Certificate of Incorporation adopts a provision of the Delaware General Corporation Law which provides that a director of a corporation will not be personally liable to the corporation or it shareholders for monetary damages for breach of fiduciary duty of care as a director, including breaches which constitute gross negligence. However, this provision does not eliminate or limit the liability of a director of a corporation (i) for breach of the director's duty of loyalty to the corporation or its shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law (relating to unlawful payments of dividends or unlawful stock repurchases or redemptions), (iv) for any personal benefit derived or (v) for breaches of a director's responsibilities under the federal securities laws.

ITEM 11.  EXECUTIVE COMPENSATION

    All management decisions for ELCOA, including the purchase of equipment for lease, are made by ELCOA by its officers under the direction of its Board of Directors. It is expected that the officers of ELCOA will be required to devote only a small portion of their time to the affairs of ELCOA and are not expected to be compensated by ELCOA. ELCOA has no employee benefit plan.

    No compensation has been paid to any director or officer of ELCOA since incorporation, and none is likely without the approval of the Board of Directors. The officers of ELCOA will not be compensated by ELCOA for their services as directors, although the directors are paid $500 per meeting attended and will be reimbursed for expenses reasonably incurred in connection with their services on behalf of ELCOA. ELCOA's By-Laws provide that directors and officers of ELCOA may be indemnified against liabilities incurred in connection with their services on behalf of ELCOA.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the common stock of ELCOA presently outstanding is owned by Walnut, and 100% of the common stock of Walnut is owned by Walnut Associates, Inc., of which Mr. William Shapiro is the sole shareholder. Therefore, Mr. Shapiro, Walnut Associates, Inc., and Walnut may be deemed "parents" of ELCOA as that term is so defined under the Securities Act of 1933, as amended. For a discussion of the transactions between these affiliated parties, see Note 8 to the Financial Statements for the three fiscal years ended April 30, 1997. The address of Walnut and Walnut Associates, Inc. is Suite 200, One Belmont Avenue, Bala Cynwyd, PA 19004. All future loans to company officers, directors, affiliates and/or controlling shareholders will be made for bonafide business purposes, and will be approved by a majority of the directors of ELCOA, including a majority of those disinterested directors. All future transactions with the above reference parties will be on terms no less favorable than could be obtained from unaffiliated parties, and shall be approved by a majority of the directors of ELCOA, including a majority of those disinterested directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Welco Securities, Inc. ("Welco"), a registered broker/dealer and affiliate of ELCOA, has been engaged as underwriter to sell certain debt securities to the public. Under the terms of the agreement with Welco, ELCOA pays a commission to Welco of between 0.2% and 8.0% of the sale price of securities sold by Welco on ELCOA's behalf, depending upon the term of each certificate sold. ELCOA also reimburses Welco for its out-of-pocket costs associated with the offering of these securities. ELCOA amortizes the commissions paid to Welco over the term of the certificates. Reimbursements for costs and commissions paid to Welco for the years ended April 30, 1997, 1996 and 1995, were $150,332, $182,155, and $170,642, respectively.

    Walnut, ELCOA's parent, has been engaged to perform certain lease origination functions (i.e. marketing, credit investigation, and documentation processing) on behalf of ELCOA, for which it will be paid an amount equal to four percent (4%) of the gross equipment purchased by ELCOA for lease. See Footnote 1 to the Financial Statements. Since ELCOA has the right of selecting which leases it is willing to purchase from Walnut, it has not given Walnut the pre-approved authority to secure leases on its behalf. During the fiscal years ended April 30, 1997, 1996, and 1995 these origination costs totaled $312,970,

$252,370, and $281,531, respectively, which includes reimbursement for commissions paid to outside lease brokers. During the years ended April 30, 1997, 1996, and 1995, these costs were capitalized in accordance with SFAS No.
91. In addition, Walnut receives $6.50 per month per outstanding lease for performing certain administrative functions for ELCOA, mainly, invoicing of monthly rentals, collection of lease receivables and residual values, management guidance, personnel, financing, and the furnishing of office and computer facilities. Walnut also retains any late charges assessed delinquent lessees as reimbursement for the legal costs of collection. ELCOA also pays Walnut $500 per week for routine bookkeeping functions performed on ELCOA's behalf. Servicing fees and bookkeeping charges paid Walnut for the years ended April 30, 1997, 1996 and 1995, were $501,722, $592,638, and $676,228, respectively. As of April 30, 1997, the amount due ELCOA by Walnut of $8,777,220 represents funds previously advanced to Walnut for general corporate purposes included but not limited to purchase of equipment for lease and funds necessary to maintain Walnut's operations. There are no restrictions on Walnut's use of funds received from intercompany advances. Walnut has agreed to pay interest on these outstanding advances, at the prime rate of interest plus 2%, which amounted to $883,740, $536,334, and $365,438 for the fiscal years ended April 30, 1997, 1996 and 1995, respectively. These amounts are not reflected in the statement of operations but rather were recorded as reductions to the intercompany receivable, because of the relationship of the parties, the control inherent in that relationship, the terms of the intercompany agreement, and the accounting for parent company advances as a reduction of shareholder's equity.

    Financial Data, Inc., a registered transfer agent and affiliate of ELCOA, performs all transfer agent duties and disburses all interest payments on behalf of ELCOA. Financial Data, Inc. is paid monthly, pursuant to its agreement with ELCOA, an amount equal to $2.00 per certificate holder outstanding per month, along with $1.00 per each certificate issued or redeemed during the month, or a minimum monthly charge of $1,000, whichever is greater. For the years ended April 30, 1997, 1996 and 1995, these expenses totaled $98,926, $106,589, and $99,595, respectively.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a)  1.  FINANCIAL STATEMENTS

    Included in Part II of this report:
                                                                   Page
                                                                   ----
        Independent Auditor's Reports                              21
        Balance Sheets                                             23
        Statements of Operations                                   25
        Statement of Changes in Shareholder's Deficit              26
        Statements of Cash Flows                                   27
        Notes to Financial Statements                              29

    2.  FINANCIAL STATEMENT SCHEDULE

    (a) Report on Schedule.                                        45

    (b) Schedule VIII - Valuation and Qualifying Accounts.         46


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

    4.10 Specimen of Variable Rate Money Market Demand Thrift Certificate incorporated by reference to Exhibit 4.9 to Registrant's Registration Statement on Form S-1. (File No. 33-29703; Filed July 10, 1989.)

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

  *27.1   Financial Data Schedule.

  *99.1   Form of Press Release dated as of August 8, 1997.

  *99.2 Form of Notice of filing petition for reorganization sent to holders of ELCOA's debt securities.

  *       Filed with this Form 10-K.

b) Reports on Form 8-K

   (1) There were no reports filed on Form 8-K during the three months ended April 30, 1997.

                             INDEPENDENT AUDITOR'S
                     REPORT ON FINANCIAL STATEMENT SCHEDULE


    In connection with our audits of the financial statements of Equipment Leasing Corporation of America at April 30, 1997 and 1996 and for each of the three years in the period ended April 30, 1997, we have also audited the financial statement schedule included in the Form 10-K as listed in Item 14(a)(2).

    In our opinion, the financial statement schedule mentioned above presents fairly the information required to be stated therein.


/s/  Cogen Sklar LLP
Cogen Sklar LLP

Bala Cynwyd, Pennsylvania
July 1, 1997


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

Allowance for Doubtful Lease
Receivables (A)
---------------
For the Fiscal Year
Ended April 30, 1995      $1,725,711   $1,057,634(B) $1,257,058(C) $1,526,287

For the Fiscal Year
Ended April 30, 1996      $1,526,287   $  957,063(B) $  731,829(C) $1,751,521


For the Fiscal Year
Ended April 30, 1997      $1,751,521   $1,044,080(B) $  986,675(C) $1,808,926


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

Date:  August 13, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                      Title

/s/  William Shapiro
-----------------------       President, Chief Executive,
William Shapiro               Financial and Accounting Officer

Date:  August 13, 1997

/s/  Kenneth S. Shapiro
-----------------------       Vice-President
Kenneth S. Shapiro

Date:  August 13, 1997

/s/  Lester D. Shapiro
-----------------------       Secretary, Treasurer
Lester D. Shapiro             and Director

Date:  August 13, 1997

/s/  Nathan Tattar
-----------------------       Director
Nathan Tattar

Date:  August 13, 1997

/s/  John B. Orr
-----------------------       Director
John B. Orr

Date:  August 13, 1997

/s/  Adam Varrenti, Jr.
-----------------------       Director
Adam Varrenti, Jr.

Date:  August 13, 1997

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
For the fiscal year ended                             Commission File Number
April 30, 1997                                        33-65814

                    EQUIPMENT LEASING CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

          DELAWARE                             23-2408914
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)

              501 SILVERSIDE ROAD, STE. 76, WILMINGTON, DE  19809
              (Address of principal executive offices)  (Zip Code)


                                 EXHIBIT VOLUME

                    EQUIPMENT LEASING CORPORATION OF AMERICA

                                 EXHIBIT INDEX

                                      10-K


Exhibit                                                           Sequential
Number    Description                                             Page Number
-------   -----------------------------------------------------   ------------
27.1      Financial Data Schedule.                                51

99.1      Form of press release dated as of August 8, 1997.       52

99.2      Form of notice of filing petition for reorganization
          sent to holders of ELCOA's debt securities.             53



