Form 10-Q
period 1997-07-31
EQUIPMENT LEASING CORPORATION OF AMERICA
filed 1997-10-24
CIK 794566

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 1997
                                    -------------
     or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1997: $1.00 par value common stock - 1,000 shares.


                    EQUIPMENT LEASING CORPORATION OF AMERICA
                             (DEBTOR-IN-POSSESSION)
                                     INDEX


PART I. FINANCIAL INFORMATION                                     PAGE NUMBER
-----------------------------                                     -----------
    Item 1. Financial Statements

         Balance Sheets as of July 31, 1997
         (unaudited) and April 30, 1997                                1-2

         Statements of Operations; For the
         Three Months ended July 31, 1997 and 1996
         (unaudited)                                                   3

         Statement of Changes in Shareholder's Deficit;
         For the Three Months ended July 31, 1997                      4
         (unaudited)

         Statements of Cash Flows For the
         Three Months ended July 31, 1997 and 1996
         (unaudited)                                                   5-6

         Notes to Financial Statements                                 7

    Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 10

PART II. OTHER INFORMATION
--------------------------

    Item 1.  Legal Proceedings                                         13

    Item 3.  Defaults Upon Senior Securities                           13

    Item 5.  Other Information                                         13

    Item 6.  Exhibits and Reports on Form 8-K                          13


                         EQUIPMENT LEASING CORPORATION OF AMERICA
                                  (DEBTOR-IN-POSSESSION)
                                      BALANCE SHEETS
                                      --------------

                                    July 31, 1997           April 30, 1997
                                    -------------           --------------
ASSETS

Direct finance leases:
    Aggregate future amounts
     receivable under lease
     contracts                        $18,615,322              $18,409,854
    Estimated residual value
     of equipment                       1,335,069                1,369,844
    Initial direct costs, net             440,188                  434,603
Less:
    Unearned income under
     lease contracts                   (3,940,976)              (3,851,248)
                                       ----------               ----------
                                       16,449,603               16,363,053
    Advance payments                     (575,855)                (562,777)
                                       ----------               ----------

                                       15,873,748               15,800,276
    Allowance for doubtful
     lease receivables                 (1,759,324)              (1,808,926)
                                       ----------               ----------

                                       14,114,424               13,991,350
Cash and cash equivalents                  87,270                  532,710
Other assets                                  299                  436,208
                                       ----------               ----------

    TOTAL ASSETS                      $14,201,993              $14,960,268
                                      ===========              ===========
















                                  SEE ACCOMPANYING NOTES

                         EQUIPMENT LEASING CORPORATION OF AMERICA
                                  (DEBTOR-IN-POSSESSION)
                               BALANCE SHEETS - (Continued)


                                    July 31, 1997           April 30, 1997
                                    -------------           --------------
LIABILITIES

Amounts payable to
   equipment suppliers                $     8,749              $     8,749
Accrued expenses and
    security deposits                      81,250                   76,317
Demand, Fixed Rate and
   Money Market Thrift
   Certificates                        23,608,078               24,128,483
Accrued interest                        3,301,244                2,994,427
                                       ----------               ----------

                                       26,999,321               27,207,976
                                       ----------               ----------
SHAREHOLDER'S DEFICIT

Common stock $1 par value,
   1,000 shares authorized,
   issued and outstanding                   1,000                    1,000
Variable Rate Cumulative
   Preferred Stock, Series A, $1
   par value, 50,000 shares
   authorized, none issued                    ---                      ---
Additional paid - in capital              999,000                  999,000
Due from parent                        (8,546,056)              (8,777,220)
Accumulated deficit                    (5,251,272)              (4,470,488)
                                      -----------              -----------

                                      (12,797,328)             (12,247,708)
                                      -----------              -----------

TOTAL LIABILITIES AND
SHAREHOLDER'S DEFICIT                 $14,201,993              $14,960,268
                                      ===========              ===========










                                  SEE ACCOMPANYING NOTES

                       EQUIPMENT LEASING CORPORATION OF AMERICA
                                (DEBTOR-IN-POSSESSION)
                               STATEMENTS OF OPERATIONS

                                               For the Three Months Ended July 31,
                                                    1997              1996
                                                 -----------       -----------
                                                 (unaudited)       (unaudited)
Revenue:

Income earned under
  direct finance lease contracts                 $  688,584        $  612,570
                                                 ----------        ----------
Total revenue                                       688,584           612,570
                                                 ----------        ----------
Costs and expenses:
Interest expense, net                               576,318           521,406

General and administrative expenses                 209,601           227,215

Provision for doubtful lease receivables            278,523           284,366

Nonrecurring Item:
Charge-off of deferred solicitation and
  registration expenses related to the sale
  of Demand and Fixed Rate Certificates             404,926               ---
                                                 ----------        ----------
    Total costs and expenses                      1,469,368         1,032,987
                                                 ----------        ----------

Loss from operations before provision
  for income tax expense                           (780,784)         (420,417)

Provision for state income tax expense                  ---               ---
                                                 ----------        ----------
Net Loss                                         $ (780,784)       $ (420,417)
                                                 ==========        ==========















                                SEE ACCOMPANYING NOTES

                              EQUIPMENT LEASING CORPORATION OF AMERICA
                                       (DEBTOR-IN-POSSESSION)
                           STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT


                           Common Stock
                         -----------------
                         ($1.00 Par Value)
                           1,000 shares
                           Authorized     Additional                              Total
                          No. of shares   Paid-In     Due From     Accumulated    Shareholder's
                          Issued  Amount  Capital     Parent       Deficit        Deficit
                          ------  ------  ----------  -----------  -----------    -------------
Balance, April 30, 1997,  1,000   $1,000  $999,000    $(8,777,220) $(4,470,488)   $(12,247,708)

Net Loss for the
three month period
ended July 31, 1997
(unaudited)                  --       --        --             --      (780,784)      (780,784)

Net repayment of
advances from parent                                      231,164            --        231,164
                          -----   ------  --------    -----------   ------------  ------------
Balance, July 31, 1997    1,000   $1,000  $999,000    $(8,546,056)  $(5,251,272)  $(12,797,328)
(unaudited)               =====   ======  ========    ===========   ============  ============



























                                  SEE ACCOMPANYING NOTES
                                            4

                     EQUIPMENT LEASING CORPORATION OF AMERICA
                              (DEBTOR-IN-POSSESSION)
                             STATEMENTS OF CASH FLOWS

                                         For the Three Months Ended July 31,
                                                1997             1996
                                             -----------      -----------
                                             (unaudited)      (unaudited)
OPERATING ACTIVITIES
--------------------
Net Loss                                     $  (780,784)     $  (420,417)
Adjustment to Reconcile Net Loss
to Net Cash Provided by (Used in)
Operating Activities:
  Nonrecurring Item                              404,926              ---
  Amortization of Deferred Debt Expenses          57,594           67,856
  Provision for doubtful lease receivables       278,523          284,366
Effects of Changes
  in other Operating Items:
  Accrued Expenses                                 4,932           (7,345)
  Accrued Interest                               306,817          154,468
  Other (net)                                    (26,610)         (95,533)
                                             -----------      -----------
Net Cash Provided by (Used in) Operating
  Activities                                     245,398          (16,605)
                                             -----------      -----------
INVESTMENT ACTIVITIES
---------------------
Excess of Cash Received
  Over Lease Income Recorded                   1,618,515        1,438,674
Receipt of Advance Payments                       63,065           60,069
Purchase of Equipment
  for Direct Finance Leases                   (2,083,177)      (1,913,455)
                                             -----------      -----------
Net Cash Used in
  Investing Activities                       $  (401,597)     $  (414,712)
                                             -----------      -----------













                              SEE ACCOMPANYING NOTES

                     EQUIPMENT LEASING CORPORATION OF AMERICA
                              (DEBTOR-IN-POSSESSION)
                             STATEMENTS OF CASH FLOWS
                                         For the Three Months Ended July 31,
                                                1997             1996
                                             -----------      -----------
                                             (unaudited)      (unaudited)
FINANCING ACTIVITIES
--------------------
Proceeds from Issuance
  of Demand and Fixed Rate Certificates      $         0      $ 2,363,448
Net Repayment From (Advances to) Parent          231,164         (414,911)
Redemption of Demand, Fixed
  Rate, and Money Market Thrift
  Certificates                                  (520,405)      (2,211,313)
                                             -----------      -----------
Net Cash Used in
  Financing Activities                          (289,241)        (262,776)
                                             -----------      -----------
Decrease in Cash
  and cash equivalents                          (445,440)        (694,093)
Cash and cash equivalents,
  Beginning of Year                              532,710        9,260,482
                                             -----------      -----------
Cash and cash equivalents,
  End of Period                              $    87,270      $ 8,566,389
                                             ===========      ===========






















                              SEE ACCOMPANYING NOTES

                   EQUIPMENT LEASING CORPORATION OF AMERICA
                            (DEBTOR-IN-POSSESSION)
                    Notes to Interim Financial Statements
                  Three Months Ended July 31, 1997 and 1996

1.  FINANCIAL STATEMENT PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto as of April 30, 1997. The accompanying financial statements have not been audited by independent accountants, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the results of operations and are not necessarily indicative of the results to be expected for the full year.

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

2.  ACCOUNTING POLICIES

ACCOUNTING FOR LEASES

Equipment Leasing Corporation of America's ("ELCOA") lease contracts provide for total noncancellable rentals which exceed the cost of leased equipment and, accordingly, are accounted for as direct finance leases. At inception, ELCOA records the gross lease receivable, the estimated residual value of the leased equipment, and the unearned lease income. The unearned lease income represents the excess of the gross lease receivable at inception of the contract plus the estimated residual value over the cost of the equipment being leased. ELCOA utilizes the "effective" or interest method in recognizing the remainder of unearned income. For leases originated after April 30, 1988, the Company has changed its method of accounting to conform with the requirements of FAS No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Under this method a portion of the initial direct costs as defined by FAS No. 91 ($80,122 and $73,594 for the three months ended July 31, 1997 and 1996, respectively), were accounted for as part of the Investment in Direct Financing Leases. Unearned income is earned and initial direct costs are amortized to income using the effective method over the term of the lease.

ELCOA provides a provision for doubtful accounts based upon a periodic review (not less than quarterly) of its outstanding lease portfolio, and provides a direct charge against operations to increase the amount of stated reserves for uncollectable accounts. Any write-offs of uncollectable leases reduce the stated amount of ELCOA's reserves. Write-offs of delinquent leases totaled $328,125 and $290,101 during the three month periods ended July 31, 1997 and 1996, respectively, while ELCOA increased these reserves by charges of $278,523 and $284,366 during the three month periods ended July 31, 1997 and 1996, respectively.

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

The net deferred tax asset as of April 30, 1997 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

    Operating lease method vs. direct financing method         $1,295,000
    Provision for doubtful lease receivables                      705,000
    Other                                                         (42,000)
                                                               ----------
    Net deferred tax asset                                      1,958,000
    Valuation allowance                                        (1,958,000)
                                                               ----------
    Net deferred tax asset after valuation allowance           $     ----
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

For the three months ended July 31, 1997 and 1996, the provision for federal and state income taxes consists of:

                          Three Months Ended July 31,
                              1997             1996
                          --------         --------
         Current          $ 29,461         $212,685
         Deferred         ( 29,461)        (212,685)
                          --------         --------
                          $    ---         $    ---
                          ========         ========

The deferred tax benefit is the change in the net deferred tax asset arising from the available carry-back claim from its parent.

OTHER ASSETS AND LIABILITIES

Amounts payable to equipment suppliers in the amount of $8,749 as of July 31, 1997 represents holdbacks from suppliers of equipment as additional security for performance by the underlying lessee on the related lease contract, and are payable at the termination of the contracts based upon the lessee's compliance with terms of the lease contract.

3.  BANKRUPTCY PROCEEDINGS

On August 8, 1997, ELCOA and Walnut filed separate voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. ELCOA and Walnut are managing their businesses as debtors-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Eastern District of Pennsylvania. For further information in this regard, see Item 3 to Form 10-K as filed August 14, 1997 for the fiscal year ended April 30, 1997.

4.  NONRECURRING ITEM

As a result of requests by certificate holders for redemptions which exceeded ELCOA'S cash and cash equivalents, ELCOA was unable to meet requests for redemption of its Demand, Fixed Rate and Money Market Thrift Certificates beginning July 7, 1997 and thereafter. Management reviewed the Trust Indentures covering the registered offering of these debt securities and concluded that a default may have occurred in the redemption provision.
Prior to July 31, 1997, sales of ELCOA's debt securities had been suspended,
and were not expected to recommence in the future.   Accordingly, during the
three month period ended July 31, 1997, ELCOA recognized as a nonrecurring charge to operations the amount of $404,926, representing $258,482 of capitalized commissions previously paid and $146,444 of capitalized registration expenses as of July 31, 1997 related to the prior registration and sales of Demand and Fixed Rate Thrift Certificates.

                   EQUIPMENT LEASING CORPORATION OF AMERICA
                            (DEBTOR-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS, CHAPTER 11 PROCEEDING

As described in ELCOA's annual report on Form 10-K for the year ended April 30, 1997 (the "1997 10-K"), on August 8, 1997 ELCOA and Walnut filed voluntary petitions for reorganization (the "Chapter 11 Petition") under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Proceeding").
Both ELCOA and Walnut are managing their businesses as debtors-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Eastern District of Pennsylvania (the "Bankruptcy Court"). As a result of these limitations ELCOA and Walnut have implemented a number of cost-saving measures. Among other things, since the filing of the Chapter 11 Petitions, Walnut has (i) tightened the criteria under which it is willing to originate new lease receivables (ii) received fewer new lease applications for consideration and (iii) reduced its workforce. See Forms 10-K for the fiscal years ended April 30, 1997 as filed by ELCOA and Walnut.

On September 26, 1997 the Bankruptcy Court, upon the motion of the United States Trustee, entered an order authorizing the appointment of examiner to
(i) investigate the acts, conduct, assets, liabilities, and current financial condition of the Company and ELCOA, and the operation of their businesses, among other things, (ii) determine the appropriateness of substantive consolidation, and (iii) the desirability of the Company and ELCOA continuing with their ongoing businesses under current management. The examiner is expected to file its statement of this investigation on or before December 4, 1997. Management intends to continue operations in the ordinary course of business at least until that date.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996.

Revenues of $688,584 and $612,570 were recognized during the three months ended July 31, 1997 and 1996 respectively. Revenues increased $76,014 or 12.4% as a result of the increase in average outstanding aggregate future receivables during these periods. The Company utilizes the "effective" method in recognizing income from deferred income on its direct finance lease portfolio. For a more detailed discussion of the manner in which income is computed and recognized, see Footnote 2 to the Financial Statements. During the three month periods ended July 31, 1997 and 1996, $2,799,123 and $2,540,777, respectively, in new gross finance lease receivables were added to the portfolio of outstanding leases, corresponding to equipment purchases of $2,083,177 and $1,913,455, respectively. Unearned income under direct finance leases reflected a net increase of $89,728 during the three months ended July 31, 1997 which resulted from an increase in new leases generated during the current period ended July 31, 1997. During a period in which the rate of growth of new lease volume increases, the growth rate of net lease revenue in that period will be less than the rate of growth in new lease volume, as income earned from new lease volume is recognized over the term of each lease contract and not necessarily in the year the contract is entered.

Amounts paid under the service contract for lease origination in the amounts of $80,122 and $73,594 respectively, were capitalized in accordance with FAS No. 91 during the three months ended July 31, 1997, and 1996. See Footnote 2 to the Financial Statements.

General and administrative expenses for the three month periods ended July 31, 1997 and 1996 were $209,601 and $227,215, respectively. Included in these expenses were $113,217 and $124,417, respectively, in monthly servicing fees which are to reimburse Walnut for the servicing and administration of ELCOA's outstanding leases which are charged at $6.50 per account per month. As of July 31, 1997 and 1996, there were 5,837 and 6,181 direct finance leases outstanding, respectively. Also included in general and administrative expenses for the three months ended July 31, 1997 and 1996 are $57,594 and $67,856, respectively, which represents the amortization of the deferred registration and solicitation expenses which are included in "Other Assets" on the Balance Sheet as of April 30, 1997. See Footnote 3 to the Financial Statements for a discussion of the write-off of capitalized registration and solicitation expenses during the three months ended July 31, 1997. ELCOA paid Walnut $6,500 for the three month periods ended July 31, 1997 and 1996 for bookkeeping fees. These fees are to reimburse Walnut for the routine bookkeeping functions performed for ELCOA and are charged at $500 per week. Also included in general and administrative expenses were $21,258 and $26,201, respectively, in transfer service fees paid to Financial Data, Inc., an affiliate.

For the three months ended July 31, 1997 and 1996, ELCOA recognized expenses of $278,523 and $284,366, respectively, for its doubtful lease receivable provision. See Footnote 2 to the Financial Statements. This provision was recognized in order to maintain an adequate allowance, based upon management's belief and historical experience, for anticipated delinquencies and impairments from doubtful direct finance lease receivables outstanding as of July 31, 1997 and 1996. During the three months ended July 31, 1997, ELCOA continued to conduct an extensive review of the collectibility of all past due accounts, and wrote-off those situations where further costs in pursuing legal remedies in collection were considered to be unwarranted.

As a result, past due accounts four or more monthly payments past due (on a strict contractual basis) as of July 31, 1997 were $5,422,545 or 29.1% of the $18,615,322 in aggregate future lease receivables outstanding at that date. These delinquencies decreased $162,261 or 2.9% from the amount of $5,584,806 (30.3% of aggregate receivables) as of April 30, 1997. Management is continuing its efforts in pursuit of collections of all past due lease receivables.

During the three months ended July 31, 1997 and 1996, ELCOA incurred $576,318 and $521,406, respectively in interest expense (net) on the Demand, Fixed Rate and Money Market Thrift Certificates. Accrued interest thereon of $3,301,244 and $2,921,626, respectively, were outstanding at July 31, 1997 and 1996. These expenses were reduced by interest income of $3,832 and $97,606, respectively during the three months ended July 31, 1997 and 1996. During the three months ended July 31, 1996, ELCOA's excess cash was invested in short-term U.S. Government Treasury Bills, having maturities of three months. During the three months ended July 31, 1997, no cash was invested in U.S. Treasury Bills. The average rates of interest paid on the Certificates (including accrued interest thereon) were approximately 8.6% and 8.4%, respectively, during the three month periods ended July 31, 1997 and 1996.

During the three month period ended July 31, 1997, the Company recognized an nonrecurring charge of $404,926 representing the charge-off of $258,482 of capitalized commissions paid and $146,444 of capitalized registration expenses related to the sale of Demand and Fixed Rate Thrift Certificates, as a result of the Company's indefinite cease of sales of certificates. See
Note 3 to the Financial Statements for a more detailed discussion.

During the three month periods ended July 31, 1997 and 1996, no provisions for either state or federal income taxes were necessary. See Footnote 2 to the Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

ELCOA had financed its growth prior to April 30, 1997 primarily from the proceeds of sale of its debt securities, as well as from rental receipts from its outstanding lease portfolio. Prior to April 30, 1997, ELCOA had not defaulted on any contractual payment of interest or principal on any Demand, Fixed Rate and Money Market Thrift Certificates issued to the public, and requests for early repayment of interest or principal had never been later than five business days after demand for redemption was received. During the month of June, 1997, as a result of reductions in the company's available cash, requests for early redemption of Demand and Fixed Rate Certificates prior to maturity were deferred to July 5, 1997. As a result of the requests by certificate holders for redemptions which exceeded ELCOA's cash and cash equivalents, ELCOA was unable to meet the requests for redemption of its Demand, Fixed Rate and Money market Thrift Certificates beginning July 7, 1997 and thereafter. Management had reviewed the Trust Indentures covering the registered offerings of these debt securities and has concluded that a default may have occurred in the redemption provisions. On August 8, 1997, ELCOA and Walnut filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. ELCOA and Walnut are managing their businesses as debtors-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Eastern District of Pennsylvania. Pending the resolution of this proceeding, no further redemptions of debt securities or payments of interest will occur. In order to continue its operation, ELCOA must generate additional sources of liquidity to fund new business, of which there can be no assurance. See the Statement of Cash Flows on page 5 of this report for an analysis of the sources and uses of cash by ELCOA during the three month periods ended July 31, 1997 and 1996.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

    Except for the historical information contained herein, the matters discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this quarterly report on Form 10-Q, are forward looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties are more fully discussed in Note 1 to the Financial statements for the fiscal year ended April 30, 1997 as contained in Form 10-K as filed , and elsewhere in this Form 10-Q. ELCOA does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of management's discussion and analysis in ELCOA's quarterly and annual reports on Form 10-Q and 10-K.

                                   PART II

                              OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pursuant to an Order to Show Cause dated August 4, 1997 (the "Order"), the Pennsylvania Securities Commission (the "PSC") instituted an Administrative Proceeding regarding the Company, Walnut, WELCO Securities, Inc., a registered broker-dealer, William Shapiro (President of the Company), Kenneth
S. Shapiro (Vice-President of the Company), and John J. McGarry, a registered agent for First Allied Securities of Warren, Pennsylvania.

The Order alleges that the named parties (other than Walnut) violated provisions of the Pennsylvania Securities Act of 1972 in connection with certain offers and sales of the Company's Demand Certificates and Fixed Term Certificates. The Order also alleges violations by the named parties (other than the Company) of the Pennsylvania Securities Act of 1972 in conjunction with certain offers and sales of Walnut Demand Senior Thrift Certificates and Fixed Rate Certificates. The Company, ELCOA, William Shapiro and Kenneth S. Shapiro have answered the Order by denying the PSC's allegations.

On August 8, 1997, ELCOA and Walnut filed separate voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. ELCOA and Walnut are managing their businesses as debtors-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Eastern District of Pennsylvania. For further information in this regard, see Item 3 to Form 10-K as filed August 14, 1997 for the fiscal year ended April 30, 1997, as well as information contained elsewhere in this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Reference is made to "CAPITAL RESOURCES AND LIQUIDITY", appearing above, as respects ELCOA's default in the terms and conditions of certain Trust Indentures covering the issuance of its Demand, Fixed Rate, and Money Market Thrift Certificates.

ITEM 5. OTHER INFORMATION

On August 8, 1997, ELCOA and Walnut filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. ELCOA and Walnut are managing their businesses as debtors-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Eastern District of Pennsylvania.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) REPORTS ON FORM 8-K

ELCOA filed a Current Report on Form 8-K dated July 30, 1997 with respect to the Company's inability to meet the requests for redemption of its Demand, Fixed Rate and Money Market Thrift Certificates beginning July 7, 1997 and thereafter and concluded that a default may have occurred in the redemption provisions.

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



October 24, 1997
----------------
      Date